Form 10QSB
period 1996-03-31
GAYLORD COMPANIES INC
filed 1996-05-15
CIK 930114

FORM 10-QSB. --- QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996 TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                       Commission file number   1-13518

                             Gaylord Companies, Inc.
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   31-1421571
- - --------------------------------------------------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                    4006 Venture Court, Columbus, Ohio 43228
- - --------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (614) 771-2777
- - --------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                                             No

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date: 2,750,000 as of March 31, 1996

                             GAYLORD COMPANIES, INC.

                                      INDEX



                                                                                                             Page
                                                                                                            Number
PART I - FINANCIAL INFORMATION
        Item 1.           Financial Statements
                          Consolidated Balance Sheet as of March 31, 1996 (unaudited)                         1

                          Consolidated Statements of Operations (unaudited) for the
                          Three months ended March 31, 1996 and 1995                                          2

                          Consolidated Statements of Cash Flows (unaudited) for the
                          Three months ended March 31, 1996 and 1995                                          3

                          Notes to the financial statements                                                   4
        Item 2.           Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                                5-8
PART II - OTHER INFORMATION                                                                                  9-10
        Item 5.           Other Information
        Item 6.           Exhibits and Reports on Form 8-K
Exhibit Index                                                                                                 11
Signature                                                                                                     12


                            GAYLORD COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1996

                                  (UNAUDITED)



                                     ASSETS

CURRENT ASSETS:
  Cash                                                    $  514,126
  Accounts receivable - trade                                 32,569
  Other receivables                                          215,133
  Inventories                                              1,848,695
  Deferred income taxes - current                            202,250
  Prepaid expenses and other current assets                  111,244
                                                          ----------
    TOTAL CURRENT ASSETS                                   2,924,017

PROPERTY AND EQUIPMENT                                       663,470

GOODWILL                                                     124,311

DEFERRED INCOME TAXES                                        357,061

INVESTMENT                                                   125,000

OTHER ASSETS                                                  39,475
                                                          ----------
                                                          $4,233,334
                                                          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                        $1,371,726
  Line of credit                                             395,000
  Bank note - short term                                     250,000
  Sales tax payable                                           78,818
  Current portion of long-term debt                          329,989
  Current installments of capital lease obligations           11,859
  Other current liabilities                                   72,178
                                                          ----------
    TOTAL CURRENT LIABILITIES                              2,509,570

CAPITAL LEASE OBLIGATIONS                                      5,018
                                                          ----------
                                                           2,514,588
                                                          ----------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Cumulative preferred stock, par value $.01 per share;
    1,500,000 shares authorized, 60,000 shares issued
    and outstanding                                          300,000
  Common stock, par value $.01 per share;
    10,000,000 shares authorized, 2,750,000
    shares issued and outstanding                             27,500
  Paid-in-capital in excess of par                         1,600,817
  Retained earnings (deficit)                               (209,571)
                                                          ----------
    TOTAL STOCKHOLDERS' EQUITY                             1,718,746
                                                          ----------
                                                          $4,233,334
                                                          ==========

                See notes to consolidated financial statements.

                            GAYLORD COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                      ---------------------
                                                          1996       1995
                                                      ---------- ----------
NET SALES                                             $2,884,819 $2,919,495

COST OF GOODS SOLD, including store occupancy and
  delivery costs                                       2,206,362  2,217,357
                                                      ---------- ----------
GROSS PROFIT                                             678,457    702,138

OPERATING EXPENSES:
  Store operating expenses                               604,292    575,178
  Administrative                                         310,200    291,861
  Depreciation and amortization                           48,062     64,373
                                                      ---------- ----------
                                                         962,554    931,412
                                                      ---------- ----------
OPERATING INCOME (LOSS)                                 (284,097)  (229,274)
                                                      ---------- ----------
OTHER INCOME (EXPENSE):
  Interest expense                                       (76,817)   (79,536)
  Amortization of discount on notes payable                -        (17,292)
  Other income (expense)                                 (14,355)       183
                                                      ---------- ----------
                                                         (91,172)   (96,645)
                                                      ---------- ----------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)       (375,269)  (325,919)

INCOME TAX EXPENSE (BENEFIT)                            (150,107)  (130,368)
                                                      ---------- ----------
NET INCOME (LOSS)                                     $ (225,162)$ (195,551)
                                                      ========== ==========
EARNINGS (LOSS) PER COMMON SHARE                      $    (0.08)$    (0.09)
                                                      ========== ==========
WEIGHTED AVERAGE COMMON SHARES USED                    2,750,000  2,125,000
                                                      ========== ==========











                See notes to consolidated financial statements.

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)


                                                             Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ (225,162)$ (195,551)
                                                          ---------- ----------
  Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation and amortization                             48,062     62,268
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable               9,529    (10,404)
      Decrease (increase) in other receivables               (21,426)   (20,610)
      Decrease (increase) in inventory                       (38,243)   (38,705)
      Decrease (increase) in prepaid expenses and
       other assets                                              127   (157,472)
      Decrease (increase) in deferred income taxes          (150,250)      -
      Increase (decrease) in accounts payable               (110,588)  (541,758)
      Increase (decrease) in sales tax payable              (100,485)   (95,765)
      Increase (decrease) in other current liabilties       (138,430)   (11,911)
                                                          ---------- ----------
        Total adjustments                                   (501,704)  (814,357)
                                                          ---------- ----------
        NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES    (726,866)(1,009,908)
                                                          ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (1,501)   (10,699)
                                                          ---------- ----------
        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES      (1,501)   (10,699)
                                                          ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt                             395,000    850,000
  Repayments of debt                                         (48,775)   (50,166)
  Principal payments of capital lease obligations             (2,751)    (3,100)
                                                          ---------- ----------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES     343,474    796,734
                                                          ---------- ----------
NET INCREASE (DECREASE) IN CASH                             (384,893)  (223,873)

CASH AT BEGINNING OF PERIOD                                  899,019    261,627
                                                          ---------- ----------
CASH AT END OF PERIOD                                     $  514,126 $   37,754
                                                          ========== ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid during the period for:
    Interest                                              $   15,612 $   30,537
                                                          ========== ==========
    Income taxes                                          $     -    $      100
                                                          ========== ==========




                See notes to consolidated financial statements.

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1996

                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

                  The accompanying financial statements are unaudited, but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results attainable for a full fiscal year.

2.       LOSS PER SHARE

                  Per share information is computed based on the weighted average number of shares outstanding during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 and 1996

         Consolidated Operations

         The Company incurred a net loss of $225,162 in the three months ended March 31, 1996 as compared to a net loss of $195,551 for the comparable period in the prior year. The increase in the net loss in the three months ended March 31, 1996 as compared to the same period in 1995 was primarily due to a lower gross profit margin, higher store operating expenses and higher administrative costs.

         Net sales in the three months ended March 31, 1996 were $2,884,819, a 1.2% decrease over net sales of $2,919,495 for the comparable period in the prior year. The decrease was due primarily to the fact that the Little Professor Book Company Superstores in both Boardman and Cincinnati, Ohio posted significant sales decreases as both stores encountered new competition from Barnes and Noble Book Superstores in close proximity during the three months ended March 31, 1996 that they did not encounter in the same period in 1995. All of the Company's other Book Superstores and Cookstores had sales increases in the three months ended March 31, 1996 as compared to the same period in the prior year. Sales in the Bargain Bookstore decreased slightly in the three months ended March 31, 1996 as compared to the same period in the prior year. All net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $2,206,362 for the three months ended March 31, 1996 as compared to $2,217,357 for the three months ended March 31, 1995. Gross profit as a percentage of net sales was 23.5% for the three months ended March 31, 1996 as compared to 24.0% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the three months ended March 31, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Company's Book Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a Barnes and Noble Book Superstore in close proximity. In addition, while sales decreased in the Company's Book Superstore in Boardman, Ohio, for the three months ended March 31, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

         Store level expenses were $604,292 for the three months ended March 31, 1996 as compared to $575,178 for the three months ended March 31, 1995. Management believes that the increase in such expenses was due primarily to the reclassification of certain payroll expenses to store level expenses for the three months ended March 31, 1996 that were classified as administrative expenses in the same period in 1995. Store operating expenses were 21.0% of net sales for the three months ended March 31, 1996 as compared to 19.7% in the same period in 1995. Management believes that the increase in such expenses as a percentage of net sales is due primarily to the fact that while store level expenses increased in the three months ended March 31, 1996 as compared to the same period in the prior year, net sales decreased.

         Administrative expenses for the three months ended March 31, 1996 were $310,200 compared to $291,861 for the three months ended March 31, 1995. Management believes that the increase in administrative expenses is due primarily to the Company's anticipated expansion.

         Depreciation and amortization for the three months ended March 31, 1996 were $48,062 compared to $64,373 for the three months ended March 31, 1995. Management believes that the decrease in depreciation and amortization is due primarily to the fact that some assets had been completely depreciated or amortized in the three months ended March 31, 1996 as compared to the same period in the prior year.

         Interest expense for the three months ended March 31, 1996 was $76,817 compared to $79,536 in the same period in the prior year.

         Amortization of discount on notes payable for the three months ended March 31, 1996 was $0 compared to $17,292 for the three months ended March 31, 1995. Management believes that the decrease in amortization of discount on notes payable is due primarily to the fact that the amortization was accelerated upon the repayment of the bridge loans in the original principal amount of $500,000 after the completion of the Company's initial public offering in November of 1995 and the amortization was subsequently discontinued.

         Cookstore Operations

         Net sales in the three months ended March 31, 1996 were $579,541, a 13.9% increase over net sales of $508,734 during the same period in the prior year. Net sales increased in all of the Company's Cookstores for the period ended March 31, 1996 as compared to the same period in the prior year. All Cookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $420,425 for the three months ended March 31, 1996 as compared to $381,153 for the three months ended March 31, 1995. Management believes that such increase was due primarily to the increased level of sales. Gross profit as a percentage of net sales was 27.5% for the three months ended March 31, 1996 as compared to 25.1% during the same period in 1995. Management believes that the primary reasons for the higher gross profit as a percentage of net sales for the three months ended March 31, 1996, as compared to the same period in 1995, are that while sales increased for the three months ended March 31, 1996, as compared to the same period in 1995, occupancy costs remained the same.

         Bookstore Operations

         Net sales in the three months ended March 31, 1996 were $2,305,278, a 4.4% decrease over net sales of $2,410,761 in the prior year. The decrease was due primarily to the fact that the Little Professor Book Company Superstores in both Boardman and Cincinnati, Ohio posted significant sales decreases as both stores encountered new competition from Barnes and Noble Book Superstores in close proximity during the three months ended March 31, 1996 that they did not encounter in the same period in 1995. All of the Company's other Book Superstores had sales increases in the three months ended March 31, 1996 as compared to the same period in the prior year. Sales in the Bargain Bookstore decreased slightly in the three months ended March 31, 1996 as compared to the same period in the prior year. All Bookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $1,785,936 for the three months ended March 31, 1996 as compared to $1,836,204 for the three months ended March 31, 1995. Management believes that such decrease was due primarily to the decreased level of sales. Gross profit as a percentage of net sales was 22.5% for the three months ended March 31, 1996 as compared to 23.8% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the three months ended March 31, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Company's Book Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a Barnes and Noble Book Superstore in close proximity. In addition, while sales decreased in the Company's Book Superstore in Boardman, Ohio, for the three months ended March 31, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

LIQUIDITY AND CAPITAL RESOURCES

         Through March 31, 1996, the Company funded its requirements for working capital and capital expenditures from net proceeds of its initial public offering, net cash provided by operating activities and through borrowings under its bank credit facilities. As of March 31, 1996, the Company had a revolving line of credit of $395,000 and secured term debt in the aggregate amount of $579,989, all of which was outstanding at March 31, 1996. The bank debt bears interest at rates of .5% to 1% over the prime rate of interest and has maturity dates ranging from May 31, 1996 through December 31, 1997.

         The bank debt requires the Company to meet covenants pertaining to the following financial measurements: 1) quarterly net income before taxes; 2) tangible net worth; 3) cash flow coverage of debt service. At December 31, 1995, the Company was not in compliance with all three measurements, and therefore was in technical default of this financing agreement. The bank has granted the Company waivers through May 31, 1996, but since such waiver period is for less than one year, all debt under this agreement has been reclassified as current. In connection with such waivers, the Company agreed to be bound under the default rate of interest, which is prime plus 2.5%, and is precluded from obtaining any additional funds under the revolving credit portion of this loan agreement.

         The bank has advised the Company that it does not intend to renew the Company's credit facilities. The failure of the Company to refinance the Company's existing credit facilities, of which there can be no assurance, would have a material adverse effect on the Company.

         The Company's capital expenditures totaled $1,501 in the three months ended March 31, 1996 as compared to $10,699 during the same period in 1995. Management believes that capital expenditures, including the funds needed for opening three or possibly four new retail stores, during the next 12 to 18 months will aggregate approximately $750,000.

         At March 31, 1996, the Company had recorded deferred tax assets of approximately $559,000, primarily connected with net operating loss carryforwards. The Company believes that the benefits of these tax assets will be realized through future operations. Taxable income would need to average approximately $100,000 per year over the next 14 years for the Company to realize the full benefit of these deferred tax assets.

         On November 8, 1995, the Company consummated an initial public offering (the "Offering") of 750,000 shares of common stock and 1,725,000 common purchase warrants at a price to the public of $3.00 and $0.10, respectively. Each of the warrants expire on October 30, 2000 and entitle the holder thereof to purchase one share of common stock for $3.00 per share. In general, the warrants are redeemable by the Company at a price of $.05 per warrant commencing October 31, 1997 provided that the price of the Company's common stock has been at least $4.50 for 20 consecutive trading days prior to the redemption of the warrants. In addition, certain principal stockholders of the Company purchased 60,000 shares of the Company's Series A Preferred Stock at a price of $5.00 per share.

                           PART II. OTHER INFORMATION


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  Please see Exhibit Index on page 9.

         (b)  Reports on Form 8-K

                  None



Exhibit Index


Number                    Description of Exhibit
- - ------                   ------------------------

1.1    --     Form of Underwriting Agreement between the Company and the Underwriter.+
3.1    --     Certificate of Incorporation of the Company.+
3.2    --     By-Laws of the Company.+
4.1    --     Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust
              Company, as warrant agent.
4.2    --     Specimen Certificate of the Company's Common Stock.+
4.3    --     1994 Stock Option Plan, as amended.+
4.4    --     Specimen Certificate of the Company's Warrant.+
4.5    --     Form of Underwriter's Warrants.+
5.1    --     Opinion of Gallet Dreyer & Berkey, LLP counsel to the Company.+
10.1   --     Form of Employment Agreement between the Company and John D. Critser.+
10.2   --     Form of Employment Agreement between the Company and John Gaylord.+
10.3   --     Form of Employment Agreement between the Company and George Gaylord.+
10.4   --     Agreements between the Subsidiaries and Bank One, Columbus, N.A.
10.5   --     Exchange Agreement, dated as of August 1, 1994, by and among George Gaylord, John
              Gaylord, Janet Gaylord Goodburn, Susan Gaylord Noble, Judy Gaylord, Jennifer Lynn
              Gaylord, John D. Critser and Gaylord Companies, Inc.+
10.6   --     Lease, dated September 30, 1987, between UAP-Columbus JV326132, as Landlord, and
              Gaylord Book Company, as Tenant, as amended, for premises located at 1655 and 1657 West
              Lane Avenue, Lane Avenue Shopping Center, Upper Arlington, Ohio.+
10.7   --     Lease, dated December 15, 1988, between Retail Projects of Cincinnati, Inc., as Landlord, and Little Professor Enterprises, Inc., as Tenant, as subsequently assigned to Gaylord's Inc.
              and amended, for premises located at Space 180, Forest Fair Mall, Forest Park, Ohio.+


Number                              Description of Exhibit
- - ------                              ----------------------

10.8   --     Lease, dated June 13, 1989, between UAP-Columbus JV326132, as Landlord, and The
              Cookstore, Inc., as Tenant, as amended, for premises located at 1677 West Lane Avenue,
              M-1/4 and M-6, Lane Avenue Shopping Center, Upper Arlington, Ohio.+
10.9   --     Lease, dated September 24, 1990, between Planned Communities Company, as Landlord, and
              Little Professor Enterprises, Inc., as Tenant, for premises located at Worthington Square
              Shopping Center, Worthington, Ohio.+
10.10  --     Lease, dated July 16, 1992, between Sawmill Place Plaza Associates, as Landlord, and Little
              Professor Enterprises, Inc., as Tenant, as amended, for premises known as Space 122, Plaza at Sawmill Place, 2700 Sawmill Place Blvd., Columbus, Ohio.+
10.11  --     Lease,  dated  September  10, 1993,  between  UAP-Columbus,
              JV326132, as Landlord,  and Gaylord Book Co., Inc., as Tenant,
              as amended,  for  premises  located at 1595 West Lane  Avenue,
              Upper Arlington, Ohio.+
10.12  --     Lease,  dated  September  13,  1993,  between  Aetna  Life
              Insurance Company, as Landlord,  and Gaylord Companies,  Inc.,
              as  Tenant,   for  premises   located  at  Worthington   Mall,
              Worthington, Ohio.+
10.13  --     Lease, dated October 21, 1993, between Greater Boardman Plaza, Inc., as Landlord, and
              Gaylord Enterprises, Inc., as Tenant, for premises located at Room No. 101, Greater
              Boardman Plaza Shopping Center, 255 Boardman-Canfield Road, Youngstown, Ohio.+
10.14  --     Lease,  dated July 15, 1994,  between  Glimcher  Properties
              Limited Partnership,  as Landlord,  and Gaylord Companies,  as
              Tenant, for premises located at the Mall at Fairfield Commons,
              Store #E181, Beavercreek, Ohio.+
10.15  --     Lease, dated August 19, 1994, between DeBartolo Capital Partnership, as Landlord, and The
              Cookstore Inc., as Tenant, for premises located at Room 240, Summit Mall Shopping Center,
              3265 West Market Street, Akron, Ohio.+
10.16  --     Sublease, dated August 31, 1994, between J.E. Hanger, Inc., sublessor and The Gaylord
              Companies, Inc., sublessee, as a sublease under the master lease dated April 23, 1991 between Teachers Insurance and Annuity Association, as lessor, and J. E. Hanger, Inc., as lessee, for premises located at 4006 Venture Court, Columbus, Ohio.+
10.17  --     Consignment  Agreement,  dated  February 25, 1989,  between
              Ingram Industries, Inc., as Consignor, and Gaylord's, Inc., as
              Consignee,  relating to the store  located at 1018 Forest Fair
              Drive, Cincinnati, Ohio.+
10.18  --     Consignment Agreement dated May 21, 1991, between Ingram Book Company, as
              Consignor,   and  Little  Professor   Enterprises,   Inc.,  as
              Consignee,  relating to the store  located at 155  Worthington
              Square, Worthington, Ohio.+
10.19  --     Consignment Agreement, dated February 10, 1993, between Ingram Book Company, as
              Consignor, and Gaylord Book Company, as Consignee, relating to the store located at 1646
              W. Lane Avenue, Columbus, Ohio.+
10.20  --     Consignment Agreement, dated February 10, 1993, between Ingram Book Company, as
              Consignor, and Little Professor Enterprises, Inc., as Consignee, relating to the store located at 6490 Sawmill Road, Columbus, Ohio.+
10.21  --     Consignment Agreement, dated December 1993, between Ingram Book Company, as
              Consignor, and Gaylord Enterprises, Inc., as Consignee, relating to the store located at 101
              Boardman-Canfield Road, Boardman, Ohio.+
10.22  --     License Agreement, dated as of January 1, 1994, between Sawworth Book Company, as
              License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 155
              Worthington Square, Worthington, Ohio. +



10.23  --      License Agreement, dated as of January 1, 1994, between Sawworth Book Company, as
               License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 6490
               Sawmill Road, Columbus, Ohio.+
10.24  --      License Agreement, dated as of January 1, 1994, between Gaylord Enterprises, Inc., as
               License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 101
               Boardman-Canfield Road, Boardman, Ohio.+
10.25  --      License Agreement, dated as of January 1, 1994, between Gaylord's, Inc., as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 1018 Forest Fair Drive,
               Cincinnati, Ohio.+
10.26  --      License Agreement, dated as of January 1, 1994, between Gaylord Book Company, as
               License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 1657 W.
               Lane Avenue, Columbus, Ohio.+
10.27  --      Agreement, dated as of January 1, 1994, between the Company and Little Professor Book
               Centers, Inc.+
10.28  --      Letter Agreement, dated September 12, 1994, from Little Professor Book Centers, Inc. to
               Gaylord Family Limited.+
10.29  --      Mutual Release Agreement, dated September 12, 1994, among Little Professor Book Centers,
               Inc. and the Company Gaylord's, Inc., Gaylord Family Investments, Inc., Gaylord Book
               Company, Sawworth Book Company, Gaylord Enterprises, Inc., Gaylord Family Limited,
               George Gaylord and John Gaylord.+
10.30  --      Form of Engagement Agreement: Financial Consultant Services between the Underwriter and the Company.+
10.31  --      Loan Agreement with Bank One*
16.1   --      Letter from KPMG Peat Marwick, LLP on change in certifying accountant.+
21.1   --      List of Subsidiaries.+



* Previously filed with Form 10-KSB for the year ended December 31st, 1995.

+ Previously Filed with Registration Statement No. 33-90832.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 14, 1996                GAYLORD COMPANIES, INC.


                                     By:  /s/ John Gaylord
                                          John Gaylord, Chairman of the Board,
                                          Chief Executive Officer, Treasurer and
                                          Chief Financial Officer