Form 10QSB
period 1996-06-30
GAYLORD COMPANIES INC
filed 1996-08-19
CIK 930114

FORM 10-QSB.
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996 TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________

                       Commission file number   1-13518

                             Gaylord Companies, Inc.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

                               Delaware 31-1421571
 -------------------------------------------------------------------------------
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                    4006 Venture Court, Columbus, Ohio 43228
- --------------------------------------------------------------------------------

                     (Address of Principal Executive Office)

                                 (614) 771-2777
- --------------------------------------------------------------------------------

                           (Issuer's telephone number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes    X                                             No

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date: 3,195,000 as of August 14, 1996.

                             GAYLORD COMPANIES, INC.

                                      INDEX

                                                                            Page
                                                                           Number

PART I - FINANCIAL INFORMATION
  Item 1.       Financial Statements
                Consolidated Balance Sheet as of June 30, 1996 (unaudited)    1

                Consolidated Statements of Operations (unaudited) for the
                Three and six months ended June 30, 1996 and 1995             2

                Consolidated Statements of Cash Flows (unaudited) for the
                Three months ended June 30, 1996 and 1995                     3

                Notes to the financial statements                             4-5
  Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     6-11
PART II - OTHER INFORMATION                                                  12
  Item 5.       Other Information
  Item 6.       Exhibits and Reports on Form 8-K
Signature                                                                    13

Exhibit Index                                                                14


                             GAYLORD COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1996

                                   (UNAUDITED)



                                     ASSETS

CURRENT ASSETS:
  Cash                                                        $           2,094
  Accounts receivable - trade                                            29,143
  Other receivables                                                     231,768
  Inventories                                                         1,795,057
  Deferred income taxes - current                                       252,000
  Prepaid expenses and other current assets                             530,354
                                                                ----------------
         TOTAL CURRENT ASSETS                                         2,840,416

PROPERTY AND EQUIPMENT                                                  619,169

GOODWILL                                                                122,971

DEFERRED INCOME TAXES                                                   458,875

INVESTMENT                                                              125,000

OTHER ASSETS                                                             38,516
                                                                ----------------
                                                              $       4,204,947
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $       1,194,440
  Line of credit                                                        395,000
  Convertible notes                                                     622,500
  Sales tax payable                                                      99,948
  Current portion of long-term debt                                     280,490
  Current installments of capital lease obligations                      11,859
  Other current liabilities                                             125,564
                                                                ----------------
         TOTAL CURRENT LIABILITIES                                    2,729,801

CAPITAL LEASE OBLIGATIONS                                                 2,953
                                                                ----------------
                                                                      2,732,754
                                                                ----------------
COMMITMENTS

STOCKHOLDERS' EQUITY:
  Cumulative preferred stock, par value $.01 per share;1,500,000 shares
         authorized, 60,000 shares issued and outstanding               300,000
  Common stock, par value $.01 per share;  10,000,000 shares
         authorized, 2,750,000 shares issued and outstanding             27,500
  Paid-in-capital in excess of par                                    1,600,817
  Retained earnings (deficit)                                          (456,124)
                                                                ----------------
         TOTAL STOCKHOLDERS' EQUITY                                   1,472,193
                                                                ----------------
                                                               $      4,204,947
                                                                ================

                 See notes to consolidated financial statements.

                             GAYLORD COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                      --------------------------------------------------------------------------
                                                            1996               1995               1996                1995
                                                      ----------------   ----------------   ----------------    ----------------

NET SALES                                            $      2,656,311   $      2,820,156   $      5,541,130    $      5,739,651

COST OF GOODS SOLD, including store occupancy and
     delivery costs                                         2,044,066          2,155,005          4,250,428           4,372,362
                                                      ----------------   ----------------   ----------------    ----------------

GROSS PROFIT                                                  612,245            665,151          1,290,702           1,367,289

OPERATING EXPENSES:
     Store operating expenses                                 580,949            548,945          1,185,241           1,124,123
     Administrative                                           314,482            286,270            624,682             578,131
     Depreciation and amortization                             48,062             68,167             96,124             132,540
                                                      ----------------   ----------------   ----------------    ----------------
                                                              943,493            903,382          1,906,047           1,834,794
                                                      ----------------   ----------------   ----------------    ----------------

OPERATING INCOME (LOSS)                                      (331,248)          (238,231)          (615,345)           (467,505)
                                                      ----------------   ----------------   ----------------    ----------------

OTHER INCOME (EXPENSE):
     Interest expense - net                                   (72,489)           (90,782)          (149,306)           (170,318)
     Amortization of discount on notes payable                      -            (17,291)                 -             (34,583)
     Other income (expense)                                     4,481                (32)            (9,874)                151
                                                      ----------------   ----------------   ----------------    ----------------
                                                              (68,008)          (108,105)          (159,180)           (204,750)
                                                      ----------------   ----------------   ----------------    ----------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)            (399,256)          (346,336)          (774,525)           (672,255)

INCOME TAX EXPENSE (BENEFIT)                                 (161,703)          (138,534)          (311,810)           (268,902)
                                                      ----------------   ----------------   ----------------    ----------------

NET INCOME (LOSS)                                    $       (237,553)  $       (207,802)  $       (462,715)   $       (403,353)
                                                      ================   ================   ================    ================

EARNINGS (LOSS) PER COMMON SHARE                     $          (0.09)  $          (0.10)  $          (0.17)   $          (0.20)
                                                      ================   ================   ================    ================

WEIGHTED AVERAGE COMMON SHARES USED                         2,750,000          2,000,000          2,750,000           2,000,000
                                                      ================   ================   ================    ================


















                 See notes to consolidated financial statements.

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                  -----------------------------------
                                                                                     1996               1995
                                                                                  ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $      (462,715)   $       (403,353)
                                                                                  ---------------    ----------------
     Adjustments  to reconcile net income (loss) to net cash provided used by operating activities:
         Depreciation and amortization                                                   96,124             128,528
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                                   12,955              (4,475)
            Decrease (increase) in other receivables                                    (38,061)            (26,542)
            Decrease (increase) in inventory                                             15,395             (65,470)
            Decrease (increase) in prepaid expenses and other assets                   (418,983)            (79,532)
            Decrease (increase) in deferred income taxes                               (301,814)           (243,671)
            Increase (decrease) in accounts payable                                    (287,874)           (251,718)
            Increase (decrease) in sales tax payable                                    (79,354)             19,793
            Increase (decrease) in other current liabilties                             (88,559)            (10,893)
                                                                                 ---------------    ----------------
                Total adjustments                                                    (1,090,171)           (533,980)
                                                                                 ---------------    ----------------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (1,552,886)           (937,333)
                                                                                 ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                  (7,004)            (12,399)
                                                                                 ---------------    ----------------
                NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                         (7,004)            (12,399)
                                                                                 ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                   1,017,500             850,000
     Repayments of debt                                                                (349,719)           (119,554)
     Principal payments of capital lease obligations                                     (4,816)             (4,825)
                                                                                 ---------------    ----------------
                NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        662,965             725,621
                                                                                 ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                                                        (896,925)           (224,111)

CASH AT BEGINNING OF PERIOD                                                             899,019             261,627
                                                                                 ---------------    ----------------

CASH AT END OF PERIOD                                                           $         2,094    $         37,516
                                                                                 ===============    ================


SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid during the period for:
         Interest                                                               $        37,919    $         66,609
                                                                                 ===============    ================

         Income taxes                                                           $       -          $            100
                                                                                 ===============    ================





                 See notes to consolidated financial statements.

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         SIX MONTHS ENDED JUNE 30, 1996

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

2.       LOSS PER SHARE

                  Per share information is computed based on the weighted average number of shares outstanding during the period with net income
         (loss) reduced by preferred stock dividends.

3.       PRIVATE PLACEMENT

                  In June 1996 the Company consummated a private placement to 12 investors of an aggregate of $622,500 of its Convertible Notes (the "1996 Financing"). The Convertible Notes are due and payable on December 11, 1996. Interest is payable at the rate of 5% per annum. The principal amount of each Convertible Note is convertible into shares of Common Stock at the rate of $1.50 per share.

4.       CONSULTING AGREEMENT

                  As of April 23, 1996, the Company entered into a twenty-four month financial consulting and investor relations agreement with Solay, Inc. Pursuant to the financial consulting and investor relations agreement, Solay, Inc. is entitled to receive $135,000, which amount has been prepaid by the Company. In addition, Solay, Inc. received $65,000 in connection with financial advisory services rendered to the Company in connection with the 1996 Financing. Pursuant to the financial consulting and investor relations agreement, Solay, Inc. has the right to purchase 300,000 shares of Common Stock and 600,000 Warrants identical to the warrants offered in the Initial Public Offering through October 23, 1996, for an aggregate purchase price of $300,000. In addition,

         Rodika Salter, an affiliate of Solay, Inc., has an option to purchase up to 200,000 shares of Common Stock until October 23, 1996 for $1.50 per share. In connection with the 1996 Financing, Worthington Capital Corp. received an aggregate of $35,175 of commissions and non-accountable expenses. In connection with the 1996 Financing, Worthington Capital Corp. was granted the right to acquire 100,000 shares of Common Stock and 200,000 Warrants identical to the Warrants offered in the Initial Public Offering until October 23, 1996, for an aggregate purchase price of $100,000.

5.       BANK DEBT

                  In May 1996, the Company entered into a revised financing agreement with Bank One. As of June 30, 1996, the Company had a revolving line of credit of $395,000 and secured term debt in the aggregate amount of $280,491. The bank debt bears interest at rates of 2.5% over the prime rate of interest. The line of credit and the secured term debt mature on January 10, 1997. Under the bank loan agreements, no additional advances will be made under the line of credit through the maturity date of January 10, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 and 1996

         Consolidated Operations

         The Company incurred a net loss of $237,553 in the three months ended June 30, 1996 as compared to a net loss of $207,802 for the comparable period in the prior year. The increase in the net loss in the three months ended June 30, 1996 as compared to the same period in 1995 was primarily due to a lower gross profit margin, higher store operating expenses and higher administrative costs.

         Net sales in the three months ended June 30, 1996 were $2,656,311, a 5.8% decrease over net sales of $2,820,156 for the comparable period in the prior year. The decrease was due primarily to the fact that the Superstores in both Boardman and Cincinnati, Ohio posted significant sales decreases as a result of new competition from stores operated by Barnes and Noble, Inc. in close proximity during the three months ended June 30, 1996. Such stores did not encounter such competition in the same period in 1995.

         Cost of goods sold, including store occupancy and delivery costs, was $2,044,066 for the three months ended June 30, 1996 as compared to $2,155,005 for the three months ended June 30, 1995. Gross profit as a percentage of net sales was 23.0% for the three months ended June 30, 1996 as compared to 23.6% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the three months ended June 30, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Company's Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a superstore by Barnes and Noble, Inc. in close proximity. In addition, while sales decreased in the Superstore in Boardman, Ohio, for the three months ended June 30, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

         Store level operating expenses were $580,949 for the three months ended June 30, 1996 as compared to $548,945 for the three months ended June 30, 1995. Management believes that the increase in such expenses was due primarily to the reclassification of certain payroll expenses to store level operating expenses for the three months ended June 30, 1996. Such expenses were classified as administrative expenses in the same period in 1995. Store operating expenses were 21.9% of net sales for the three months ended June 30, 1996 as compared to 19.5% in the same period in 1995. Management believes that the increase in such expenses as a percentage of net sales is due primarily to the fact that while store level operating expenses increased in the three months ended June 30, 1996 as compared to the same period in the prior year, net sales decreased.

         Administrative expenses for the three months ended June 30, 1996 were $314,482 compared to $286,270 for the three months ended June 30, 1995. Management believes that the increase in administrative expenses is due primarily to the Company's anticipated expansion.

         Depreciation and amortization for the three months ended June 30, 1996 were $48,062 compared to $68,167 for the three months ended June 30, 1995. Management believes that the decrease in depreciation and amortization is due primarily to the fact that some assets had been completely depreciated or amortized in the three months ended June 30, 1996 as compared to the same period in the prior year.

         Interest expense for the three months ended June 30, 1996 was $85,251 compared to $90,782 in the same period in the prior year. Amortization of discount on notes payable for the three months ended June 30, 1996 was $0 compared to $17,291 for the three months ended June 30, 1995. The decrease in amortization of discount on notes payable is due primarily to the fact that the amortization was accelerated upon the repayment of the bridge loans in the original principal amount of $500,000 (the "Bridge Loans") upon the completion of the Company's initial public offering in November of 1995 (the "Initial Public Offering") and the amortization was subsequently discontinued.


         Cookstore Operations

         Net sales in the three months ended June 30, 1996 were $563,846, a 5.0% increase over net sales of $537,084 during the same period in the prior year. All Cookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $418,473 for the three months ended June 30, 1996 as compared to $397,175 for the three months ended June 30, 1995. Management believes that such increase was due primarily to the increased level of sales. Gross profit as a percentage of net sales was 25.8% for the three months ended June 30, 1996 as compared to 26.1% during the same period in 1995.


         Bookstore Operations

         Net sales in the three months ended June 30, 1996 were $2,092,466, an 8.4% decrease over net sales of $2,283,072 in the prior year. The decrease was due primarily to significant sales decreases in Superstores in both Boardman and Cincinnati, Ohio, as discussed above.

         Cost of goods sold, including store occupancy and delivery costs, was $1,625,593 for the three months ended June 30, 1996 as compared to $1,757,830 for the three months ended June 30, 1995. Management believes that such decrease was due primarily to the decreased level of sales. Gross profit as a percentage of net sales was 22.3% for the three months ended June 30, 1996 as compared to 23.0% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the three months ended June 30, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a store by Barnes and Noble, Inc. in close proximity. In addition, while sales decreased in the Company's Book Superstore in Boardman, Ohio, for the three months ended June 30, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

Six Months Ended June 30, 1995 and 1996

         Consolidated Operations

         The Company incurred a net loss of $462,715 in the six months ended June 30, 1996 as compared to a net loss of $403,353 for the comparable period in the prior year. Management believes that the increase in the net loss in the six months ended June 30, 1996 as compared to the same period in 1995 was primarily due to lower gross profit margins, higher store operating expenses and higher administrative costs.

         Net sales in the six months ended June 30, 1996 were $5,541,130, a 3.5% decrease over net sales of $5,739,651 for the comparable period in the prior year. The decrease was due primarily to the fact that the Superstores in both Boardman and Cincinnati, Ohio posted significant sales decreases as a result of new competition from stores operated by Barnes and Noble, Inc. in close proximity during the six months ended June 30, 1996. Such stores did not encounter such competition in the same period in 1995.

         Cost of goods sold, including store occupancy and delivery costs, was $4,250,428 for the six months ended June 30, 1996 as compared to $4,372,362 for the six months ended June 30, 1995. Gross profit as a percentage of net sales was 23.3% for the six months ended June 30, 1996 as compared to 23.8% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the six months ended June 30, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Company's Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a superstore by Barnes and Noble, Inc. in close proximity. In addition, while sales decreased in the Superstore in Boardman, Ohio, for the six months ended June 30, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

         Store level operating expenses were $1,185,241 for the six months ended June 30, 1996 as compared to $1,124,123 for the six months ended June 30, 1995. Management believes that the increase in such expenses was due primarily to the reclassification of certain payroll expenses to store level operating expenses for the six months ended June 30, 1996. Such expenses were classified as administrative expenses in the same period in 1995. Store level operating expenses were 21.4% of net sales for the six months ended June 30, 1996 as compared to 19.5% in the same period in 1995. Management believes that the increase in such expenses as a percentage of net sales is due primarily to the fact that while store level operating expenses increased in the six months ended June 30, 1996 as compared to the same period in the prior year, net sales decreased.

         Administrative expenses for the six months ended June 30, 1996 were $624,682 compared to $578,131 for the six months ended June 30, 1995. Management believes that the increase in administrative expenses is due primarily to the Company's anticipated expansion.

         Depreciation and amortization for the six months ended June 30, 1996 were $96,124 compared to $132,540 for the six months ended June 30, 1995. Management believes that the decrease in depreciation and amortization is due primarily to the fact that some assets had been completely depreciated or amortized in the six months ended June 30, 1996 as compared to the same period in the prior year.

         Interest expense for the six months ended June 30, 1996 was $162,067 compared to $170,318 in the same period in the prior year. Amortization of discount on notes payable for the six months ended June 30, 1996 was $0 compared to $34,583 for the six months ended June 30, 1995. The decrease in amortization of discount on notes payable is due primarily to the fact that the amortization was accelerated upon the repayment of the Bridge Loans in the original principal amount of $500,000 upon the completion of the Initial Public Offering in November of 1995 and the amortization was subsequently discontinued.

         Cookstore Operations

         Net sales in the six months ended June 30, 1996 were $1,143,387, a 9.3% increase over net sales of $1,045,819 during the same period in the prior year. All Cookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $838,899 for the six months ended June 30, 1996 as compared to $778,327 for the six months ended June 30, 1995. Management believes that such increase was due primarily to the increased level of sales. Gross profit as a percentage of net sales was 26.6% for the six months ended June 30, 1996 as compared to 25.6% during the same period in 1995. Management believes that the primary reason for the higher gross profit as a percentage of net sales for the six months ended June 30, 1996, as compared to the same period in 1995, are that while sales increased for the six months ended June 30, 1996, as compared to the same period in 1995, occupancy costs remained the same.

         Bookstore Operations

         Net sales in the six months ended June 30, 1996 were $4,397,744, a 6.3% decrease over net sales of $4,693,832 in the prior year. Management believes that the decrease was due primarily to significant sales decreases in Superstores in both Boardman and Cincinnati, Ohio, as discussed above.

         Cost of goods sold, including store occupancy and delivery costs, was $3,411,529 for the six months ended June 30, 1996 as compared to $3,594,034 for the six months ended June 30, 1995. Management believes that such decrease was due primarily to the decreased level of sales. Gross profit as a percentage of net sales was 22.4% for the six months ended June 30, 1996 as compared to 23.4% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the six months ended June 30, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a store by Barnes and Noble, Inc. in close proximity. In addition, while sales decreased in the Company's Book Superstore in Boardman, Ohio, for the six months ended June 30, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

LIQUIDITY AND CAPITAL RESOURCES

         Through June 30, 1996, the Company funded its requirements for working capital and capital expenditures from net proceeds of its Initial Public Offering and through borrowings under its bank credit facilities and subordinated notes. As of June 30, 1996, the Company had a revolving line of credit of $395,000 and secured term debt in the aggregate amount of $280,491 and subordinated notes in the aggregate amount of $622,500. The bank debt bears interest at rates of 2.5% over the prime rate of interest and the subordinated notes bear an interest rate of 5.0%. The line of credit and the secured term debt mature on January 10, 1997. The subordinated notes mature on December 10, 1996. Under the bank loan agreements, no additional advances will be made under the line of credit through the maturity date of January 10, 1997. The failure of the Company to refinance the Company's existing credit facilities, of which there can be no assurance, would have a material adverse affects on the Company.

         The Company's capital expenditures totaled $307,100 in fiscal 1994 and $26,775 in fiscal 1995 and $7,004 in the six months ended June 30, 1996 and $12,399 in the six months ended June 30, 1995. Capital expenditures were higher in 1994 because the Company opened two new Cookstores. Management believes that capital expenditures, including the funds needed for opening three or possibly four new retail stores, during the next 12 to 18 months will aggregate approximately $750,000.

         At June 30, 1996, the Company had recorded deferred tax assets of approximately $711,000, primarily connected with net operating loss carry forwards. The Company believes, although there can be no assurance, that the benefits of these tax assets will be realized through future operations. Taxable income would need to average approximately $127,000 per year over the next 14 years for the Company to realize the full benefit of these deferred tax assets.

         On November 7, 1995, the Company consummated an Initial Public Offering of 750,000 shares of common stock and 1,725,000 warrants at a price to the public of $3.00 and $0.10, respectively. In addition, certain principal stockholders of the Company purchased 60,000 shares of the Company's Series A Preferred Stock at a price of $5.00 per share.

         In June 1996 the Company consummated a private placement to 12 investors of an aggregate of $622,500 of its convertible notes. The convertible notes are due and payable on December 11, 1996. Interest is payable at the rate of 5% per annum. The principal amount of each Convertible Note is convertible into shares of Common Stock at the rate of $1.50 per share. The shares of Common Stock issuable upon the conversion of the Convertible Notes were registered under the Securities Act of 1933, as amended.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - None

Item 2.           CHANGES IN SECURITIES - None

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None

Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibit Index

                  b)       Reports on Form 8-K - None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GAYLORD COMPANIES, INC.



                                            ------------------------------------
                                            By:      John Gaylord
                                            Chairman and Chief Executive Officer

Date:      August 19, 1996

                           GAYLORD INDEX OF EXHIBITS.


Number Description of Exhibit
1.1  - Form of Underwriting Agreement between the Company and the Underwriters.+
3.1  - Certificate  of  Incorporation  of the  Company.+
3.2  - By-Laws of the Company.+
4.1  - Form of Warrant  Agreement  between the Company and Continental Stock
       Transfer & Trust Company, as warrant agent.+
4.2  - Specimen Certificate of the Company's Common Stock.+
4.3  - 1994 Stock Option Plan, as amended.+
4.4  - Specimen Certificate of the Company's Warrant.+
4.5  - Form of Underwriter's Warrants.+
4.6  - Option Agreement between the Company and Lido Equities Corp.**
4.7  - Option Agreement between the Company and Solay, Inc.**
4.8  - Stock Option Agreement between the Company and Rodika Salter.**
4.9  - Form of Convertible Note.**
10.1 - Form of Employment Agreement between the Company and John D. Critser.+
10.2 - Form of Employment Agreement between the Company and John Gaylord.+
10.3 - Form of Employment Agreement between the Company and George Gaylord.+
10.4 - Agreements between the Subsidiaries and Bank One, Columbus, N.A.+
10.5 - Exchange Agreement,  dated as of August 1, 1994, by and among George
       Gaylord,  John Gaylord,  Janet Gaylord Goodburn,  Susan Gaylord Noble,
       Judy  Gaylord,  Jennifer  Lynn  Gaylord,  John D.  Critser and Gaylord
       Companies, Inc.+
10.6 - Lease, dated September 30, 1987, between UAP-Columbus  JV326132,  as
       Landlord,  and  Gaylord  Book  Company,  as Tenant,  as  amended,  for premises  located  at 1655 and 1657  West  Lane  Avenue,  Lane  Avenue
       Shopping Center, Upper Arlington, Ohio.+
10.7 - Lease,   dated  December  15,  1988,  between  Retail  Projects  of
       Cincinnati, Inc., as Landlord, and Little Professor Enterprises, Inc.,
       as Tenant, as subsequently assigned to Gaylord's Inc. and amended, for premises located at Space 180, Forest Fair Mall, Forest Park, Ohio.+
10.8 - Lease,  dated June 13,  1989,  between  UAP-Columbus  JV326132,  as
       Landlord, and The Cookstore, Inc., as Tenant, as amended, for premises located at 1677 West Lane Avenue,  M-1/4 and M-6, Lane Avenue Shopping
       Center, Upper Arlington, Ohio.+
10.9 - Lease,  dated  September  24,  1990,  between  Planned  Communities
       Company,  as Landlord,  and Little  Professor  Enterprises,  Inc.,  as
       Tenant,  for premises  located at Worthington  Square Shopping Center,
       Worthington, Ohio.+
10.10- Lease,   dated  July  16,  1992,   between  Sawmill  Place  Plaza
       Associates,  as Landlord, and Little Professor Enterprises,  Inc., as
       Tenant, as amended, for premises known as Space 122, Plaza at Sawmill
       Place, 2700 Sawmill Place Blvd., Columbus, Ohio.+
10.11- Lease, dated September 10, 1993, between  UAP-Columbus,  JV326132, as Landlord,  and Gaylord Book Co., Inc., as Tenant, as amended,  for premises located at 1595 West Lane Avenue, Upper Arlington, Ohio.+
10.12- Lease,  dated  September 13, 1993,  between  Aetna Life  Insurance
       Company,  as Landlord,  and Gaylord  Companies,  Inc., as Tenant, for
       premises located at Worthington Mall, Worthington, Ohio.+
10.13- Lease, dated October 21, 1993, between Greater Boardman Plaza, Inc., as Landlord,  and Gaylord  Enterprises,  Inc., as Tenant, for premises located at Room No. 101, Greater  Boardman Plaza Shopping Center,  255
       Boardman-Canfield Road, Youngstown, Ohio.+

Number Description of Exhibit

10.14- Lease,  dated July 15, 1994,  between Glimcher  Properties Limited
       Partnership,  as  Landlord,  and Gaylord  Companies,  as Tenant,  for
       premises  located  at the Mall at  Fairfield  Commons,  Store  #E181,
       Beavercreek, Ohio.+
10.15- Lease, dated August 19, 1994, between DeBartolo Capital Partnership, as Landlord,  and The Cookstore Inc., as Tenant,  for premises located at Room 240,  Summit Mall Shopping  Center,  3265 West Market  Street,
       Akron, Ohio.+
10.16- Sublease,  dated  August 31, 1994,  between  J.E.  Hanger,  Inc., sublessor and The Gaylord Companies,  Inc., sublessee,  as a sublease under  the  master  lease  dated  April  23,  1991  between  Teachers
       Insurance and Annuity Association, as lessor, and J. E. Hanger, Inc., as lessee,  for  premises  located at 4006 Venture  Court,  Columbus,
       Ohio.+
10.17- Consignment  Agreement,  dated  February 25, 1989,  between Ingram
       Industries,  Inc., as Consignor,  and Gaylord's,  Inc., as Consignee,
       relating to the store located at 1018 Forest Fair Drive,  Cincinnati,
       Ohio.+
10.18- Consignment   Agreement  dated  May  21,  1991,  between  Ingram  Book
       Company,  as Consignor,  and Little  Professor  Enterprises,  Inc., as
       Consignee,  relating to the store located at 155  Worthington  Square,
       Worthington, Ohio.+
10.19- Consignment Agreement,  dated February 10, 1993, between Ingram Book
       Company,  as  Consignor,  and  Gaylord  Book  Company,  as  Consignee,
       relating to the store located at 1646 W. Lane Avenue, Columbus, Ohio.+
10.20- Consignment Agreement,  dated February 10, 1993, between Ingram Book
       Company,  as Consignor,  and Little  Professor  Enterprises,  Inc., as
       Consignee,  relating  to the  store  located  at  6490  Sawmill  Road,
       Columbus, Ohio.+
10.21- Consignment  Agreement,  dated  December  1993,  between Ingram Book
       Company, as Consignor,  and Gaylord  Enterprises,  Inc., as Consignee,
       relating to the store located at 101 Boardman-Canfield Road, Boardman,
       Ohio.+
10.22- License  Agreement,  dated as of January 1, 1994,  between Sawworth
       Book Company,  as License  Owner,  and Little  Professor Book Centers,
       Inc., as Franchisor,  relating to 155 Worthington Square, Worthington,
       Ohio. +
10.23- License  Agreement,  dated as of January 1, 1994,  between  Sawworth
       Book Company,  as License  Owner,  and Little  Professor Book Centers,
       Inc., as Franchisor, relating to 6490 Sawmill Road, Columbus, Ohio.+
10.24- License  Agreement,  dated as of January 1,  1994,  between  Gaylord
       Enterprises,  Inc.,  as  License  Owner,  and  Little  Professor  Book
       Centers, Inc., as Franchisor,  relating to 101 Boardman-Canfield Road,
       Boardman, Ohio.+
10.25- License Agreement, dated as of January 1, 1994, between Gaylord's,
       Inc., as License Owner, and Little  Professor Book Centers,  Inc., as
       Franchisor, relating to 1018 Forest Fair Drive, Cincinnati, Ohio.+
10.26- License Agreement, dated as of January 1, 1994, between Gaylord Book
       Company, as License Owner, and Little Professor Book Centers, Inc., as
       Franchisor, relating to 1657 W. Lane Avenue, Columbus, Ohio.+
10.27- Agreement,  dated as of January 1, 1994,  between  the  Company and
       Little Professor Book Centers, Inc.+
10.28- Letter  Agreement,  dated September 12, 1994, from Little  Professor
       Book Centers, Inc. to Gaylord Family Limited.+
10.29- Mutual Release  Agreement,  dated  September 12, 1994,  among Little
       Professor Book Centers, Inc. and the Company Gaylord's,  Inc., Gaylord
       Family Investments, Inc., Gaylord Book

Number Description of Exhibit

       Company, Sawworth Book Company, Gaylord Enterprises, Inc., Gaylord Family
       Limited, George Gaylord and John Gaylord.+
10.30- Form of Engagement Agreement: Financial Consultant Services between the
       Underwriter and the Company.+
10.31- Consulting Agreement dated as of April 23, 1996 by and between Solay,Inc.
       and the Company.**
10.32- Consulting Agreement between the Company and Lido Equities Corp.**
10.33- Amendments to Agreements between the Company and Bank One Columbus,N.A.**
10.34- Amendment No. 1 to Employment Agreement between the Company and John Critser.**
10.35- Amendment No. 1 to Employment Agreement between the Company and John Gaylord.**
10.36- Amendment No. 1 to Employment Agreement between the Company and George Gaylord.**
16.1 - Letter from KPMG Peat Marwick, LLP on change in certifying accountant.+
21.1 - List of Subsidiaries.+
27.1 - Financial Data Schedule.

+ Previously filed with the Registration Statement on Form SB-2, Registration No. 33-90832.
** Previously filed with the Registration Statement on Form B-2, Registration No. 33-07324.