Form 10QSB
period 1996-09-30
GAYLORD COMPANIES INC
filed 1996-11-19
CIK 930114

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

          For the quarterly period ended September 30, 1996 TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission file number 1-13518

                             Gaylord Companies, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Delaware                                         31-1421571
--------------------------------------------------------------------------------
State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    4006 Venture Court, Columbus, Ohio 43228
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (614) 771-2777
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                                  No

          Statethe number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date: 3,176,429 as of November 14, 1996.

                             GAYLORD COMPANIES, INC.

                                      INDEX


                                                                                                             Page
                                                                                                            Number

PART I - FINANCIAL INFORMATION
        Item 1.           Financial Statements
                          Consolidated Balance Sheet as of September 30, 1996                                 1
                          (unaudited)
                          Consolidated Statements of Operations (unaudited) for the
                          Three and nine months ended September 30, 1996 and 1995                             2

                          Consolidated Statements of Cash Flows (unaudited) for the
                          Three months ended September 30, 1996 and 1995                                      3

                          Notes to the financial statements                                                  4-5
        Item 2.           Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                                          6-11
PART II - OTHER INFORMATION                                                                                 12
        Item 1.           Legal Proceedings
        Item 2.           Changes in Securities
        Item 3.           Defaults Upon Senior Securities
        Item 4.           Submission of Matters to a Vote of Security Holders
        Item 5.           Other Information
        Item 6.           Exhibits and Reports on Form 8-K
Signature                                                                                                   13

Exhibit Index                                                                                               14-16


                             GAYLORD COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1996

                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                                       $          48,572
     Accounts receivable - trade                                                           62,083
     Other receivables                                                                    280,284
     Inventories                                                                        2,041,140
     Deferred income taxes - current                                                      252,000
     Prepaid expenses and other current assets                                            320,661
                                                                                 ----------------
         TOTAL CURRENT ASSETS                                                           3,004,740

PROPERTY AND EQUIPMENT                                                                    582,762

GOODWILL                                                                                  121,632

DEFERRED INCOME TAXES                                                                     459,789

INVESTMENT                                                                                125,000

OTHER ASSETS                                                                               37,847
                                                                                 ----------------

                                                                                $       4,331,770
                                                                                 ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $       1,754,298
     Line of credit                                                                       395,000
     Convertible notes                                                                    285,000
     Sales tax payable                                                                    122,319
     Current portion of long-term debt                                                    214,493
     Current installments of capital lease obligations                                     11,859
     Other current liabilities                                                            228,646
                                                                                 ----------------
         TOTAL CURRENT LIABILITIES                                                      3,011,615

CAPITAL LEASE OBLIGATIONS                                                                     313
                                                                                 ----------------

                                                                                        3,011,928
                                                                                 ----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Cumulative preferred stock, par value $.01 per share;  1,500,000 shares
         authorized, 60,000 shares issued and outstanding                                 300,000
     Common stock, par value $.01 per share;  10,000,000 shares
         authorized, 3,116,429 shares issued and outstanding                               31,164
     Paid-in-capital in excess of par                                                   1,966,547
     Retained earnings (deficit)                                                         (977,869)
                                                                                 ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                     1,319,842
                                                                                 ----------------

                                                                                $       4,331,770
                                                                                 ================

                            See notes to consolidated
                             financial statements.
                                        1

                             GAYLORD COMPANIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                              Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                    --------------------------------------------------------------------------
                                                          1996               1995               1996                1995
                                                    ----------------   ----------------   ----------------    ----------------
NET SALES                                          $       2,711,327  $       3,084,108  $       8,252,457   $       8,823,759

COST OF GOODS SOLD, including store occupancy and
     delivery costs                                        2,083,014          2,347,020          6,333,441           6,719,382
                                                    ----------------   ----------------   ----------------    ----------------

GROSS PROFIT                                                 628,313            737,088          1,919,016           2,104,377

OPERATING EXPENSES:
     Store operating expenses                                602,494            545,221          1,787,735           1,669,344
     Administrative                                          410,246            276,772          1,034,928             854,903
     Depreciation and amortization                            48,146             60,967            144,270             193,507
                                                    ----------------   ----------------   ----------------    ----------------
                                                           1,060,886            882,960          2,966,933           2,717,754
                                                    ----------------   ----------------   ----------------    ----------------

OPERATING INCOME (LOSS)                                     (432,573)          (145,872)        (1,047,917)           (613,377)
                                                    ----------------   ----------------   ----------------    ----------------

OTHER INCOME (EXPENSE):
     Interest expense - net                                   79,783             96,886            229,091             267,204
     Amortization of discount on notes payable                     -             17,292                  -              51,875
     Other income (expense)                                      389               (601)            10,263                (751)
                                                    ----------------   ----------------   ----------------    ----------------
                                                              80,172            113,577            239,354             318,328
                                                    ----------------   ----------------   ----------------    ----------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)           (512,745)          (259,449)        (1,287,271)           (931,705)

INCOME TAX EXPENSE (BENEFIT)                                       -           (103,780)          (311,810)           (372,683)
                                                    ----------------   ----------------   ----------------    ----------------

NET INCOME (LOSS)                                  $        (512,745) $        (155,669) $        (975,461)  $        (559,022)
                                                    ================   ================   ================    ================

EARNINGS (LOSS) PER COMMON SHARE                   $           (0.17) $           (0.08) $           (0.35)  $           (0.28)
                                                    ================   ================   ================    ================

WEIGHTED AVERAGE COMMON SHARES USED                        2,933,215          2,000,000          2,811,072           2,000,000
                                                    ================   ================   ================    ================


















                            See notes to consolidated
                             financial statements.
                                        2

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                            -----------------------------------
                                                                                                  1996               1995
                                                                                            ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                     $       (975,461)  $        (559,022)
                                                                                            ---------------    ----------------
     Adjustments  to reconcile net income (loss) to net cash provided  (used) by operating activities:
         Depreciation and amortization                                                              144,270             187,185
         Shares issued for services                                                                  42,429                   -
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                                              (19,985)            (55,463)
            Decrease (increase) in other receivables                                                (57,577)            (16,769)
            Decrease (increase) in inventory                                                       (230,688)           (142,695)
            Decrease (increase) in prepaid expenses and other assets                               (209,290)           (294,408)
            Decrease (increase) in deferred income taxes                                           (302,728)           (359,793)
            Increase (decrease) in accounts payable                                                 271,984             228,163
            Increase (decrease) in sales tax payable                                                (56,983)            (16,724)
            Increase (decrease) in other current liabilties                                        (107,388)            135,321
                                                                                            ---------------    ----------------
                Total adjustments                                                                  (525,956)           (335,183)
                                                                                            ---------------    ----------------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 (1,501,417)           (894,205)
                                                                                            ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                             (14,803)            (12,165)
                                                                                            ---------------    ----------------
                NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    (14,803)            (12,165)
                                                                                            ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                               1,017,500             850,000
     Proceeds from excercise of options                                                              70,000                   -
     Repayments of debt                                                                            (414,271)           (154,248)
     Principal payments of capital lease obligations                                                 (7,456)             (9,009)
                                                                                            ---------------    ----------------
                NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    665,773             686,743
                                                                                            ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                                                                    (850,447)           (219,627)

CASH AT BEGINNING OF PERIOD                                                                         899,019             261,627
                                                                                            ---------------    ----------------

CASH AT END OF PERIOD                                                                      $         48,572   $          42,000
                                                                                            ===============    ================


SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid during the period for:
         Interest                                                                          $         37,919   $          66,609
                                                                                            ===============    ================

         Income taxes                                                                      $       -          $             100
                                                                                            ===============    ================

                            See notes to consolidated
                             financial statements.

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

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

3.       PRIVATE PLACEMENT

                  In June 1996 the Company consummated a private placement to 12 investors of an aggregate of $622,500 of its Convertible Notes (the "1996 Financing"). The Convertible Notes are due and payable on December 11, 1996. Interest is payable at the rate of 5% per annum. The principal amount of each Convertible Note is convertible into shares of Common Stock at the rate of $1.50 per share. In the quarter ended September 30, 1996 a total of $337,500 in debt principal was converted into 225,000 shares of common stock. In connection with this conversion, the Company wrote off a pro rata portion of unamortized deferred finance costs, totaling approximately $110,000, to paid in capital.

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

6.       STOCK OPTIONS

                  During the quarter ended September 30, 1996, Solay, Inc. exercised options to purchase 141,429 shares of common stock for $1.00 per option for which each option excercised also received two warrants.


7.       DEFAULT ON BANK LOAN

                  At September 30, 1996, the Company was in default of the financial performance covenants on its bank loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1996

                  Consolidated Operations

         The Company incurred a net loss of $512,745 in the three months ended September 30, 1996 as compared to a net loss of $155,669 for the comparable period in the prior year. The increase in the net loss in the three months ended September 30, 1996 as compared to the same period in 1995 was primarily due to a decrease in net sales, a lower gross profit margin, higher store operating expenses and higher administrative costs. Additionally, the Company did not record a tax benefit in the three months ended September 30, 1996 as compared to a benefit of $103,780 for the three months ended September 30, 1995.

         Net sales in the three months ended September 30, 1996 were $2,711,327, a 12.1% decrease over net sales of $3,084,108 for the comparable period in the prior year. The decrease was due primarily to the fact that the Superstore bookstores in both Boardman and Cincinnati, Ohio posted significant sales decreases as a result of new competition from stores operated by Barnes and Noble, Inc. in close proximity during the three months ended September 30, 1996. Such stores did not encounter such competition in the same period in 1995.

         Cost of goods sold, including store occupancy and delivery costs, was $2,083,014 for the three months ended September 30, 1996 as compared to $2,347,020 for the three months ended September 30, 1995. Gross profit as a percentage of net sales was 23.2% for the three months ended September 30, 1996 as compared to 23.9% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the three months ended September 30, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Company's Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a superstore by Barnes and Noble, Inc. in close proximity. In addition, while sales decreased in the Superstore in Boardman, Ohio, for the three months ended September 30, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

         Store level operating expenses were $602,494 for the three months ended September 30, 1996 as compared to $545,221 for the three months ended September 30, 1995. Management believes that the increase in such expenses was due primarily to the reclassification of certain payroll expenses to store level operating expenses for the three months ended September 30, 1996. Such expenses were classified as administrative expenses in the same period in 1995. Store level operating expenses were 22.2% of net sales for the three months ended September 30, 1996 as compared to 17.7% in the same period in 1995. Management believes that the increase in such expenses as a percentage of net sales is due primarily to the fact that while store level operating expenses increased in the three months ended September 30, 1996 as compared to the same period in the prior year, net sales decreased and to the fact that certain payroll expenses were reclassified to store level operating expenses for the three months ended September 30, 1996. Such expenses were classified as administrative expenses in the same period in 1995.

         Administrative expenses for the three months ended September 30, 1996 were $410,246 compared to $276,772 for the three months ended September 30, 1995. Management believes that the increase in administrative expenses is due primarily to the Company's anticipated expansion and to the inclusion of expenses related to the Company's convertible debt financing in June of 1996.

         Depreciation and amortization for the three months ended September 30, 1996 were $48,146 compared to $60,967 for the three months ended September 30, 1995. Management believes that the decrease in depreciation and amortization is due primarily to the fact that some assets had been completely depreciated or amortized in the three months ended September 30, 1996 as compared to the same period in the prior year.

         Interest expense for the three months ended September 30, 1996 was $81,287 compared to $96,886 in the same period in the prior year. Amortization of discount on notes payable for the three months ended September 30, 1996 was $0 compared to $17,292 for the three months ended September 30, 1995. The decrease in amortization of discount on notes payable is due primarily to the fact that the amortization was accelerated upon the repayment of the bridge loans in the original principal amount of $500,000 (the "Bridge Loans") upon the completion of the Company's initial public offering in November of 1995 (the "Initial Public Offering") and the amortization was subsequently discontinued.

         Cookstore Operations

         Net sales in the three months ended September 30, 1996 were $551,885, a 3.1% decrease over net sales of $569,743 during the same period in the prior year. All Cookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $409,466 for the three months ended September 30, 1996 as compared to $417,189 for the three months ended September 30, 1995. Gross profit as a percentage of net sales was 25.8% for the three months ended September 30, 1996 as compared to 26.8% during the same period in 1995. Management believes that the decrease in gross profit as a percentage of net sales was due primarily to a higher level of markdowns in the three months ended September 30, 1996 as compared to the same period in 1995 and higher occupancy costs in the 1996 period versus slightly lower net sales.

         Bookstore Operations

         Net sales in the three months ended September 30, 1996 were $2,159,442, an 14.1% decrease over net sales of $2,514,365 in the prior year. The decrease was due primarily to significant sales decreases in Superstores in both Boardman and Cincinnati, Ohio, as discussed above.

         Cost of goods sold, including store occupancy and delivery costs, was $1,673,548 for the three months ended September 30, 1996 as compared to $1,929,830 for the three months ended September 30, 1995. Management believes that such decrease was due primarily to the decreased level of sales. Gross profit as a percentage of net sales was 22.5% for the three months ended
September 30, 1996 as compared to 23.3% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the three months ended September 30, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a store by Barnes and Noble, Inc. in close proximity. In addition, while sales decreased in the Company's Book Superstore in Boardman, Ohio, for the three months ended September 30, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

Nine Months Ended September 30, 1995 and 1996

                  Consolidated Operations

         The Company incurred a net loss of $975,461 in the nine months ended September 30, 1996 as compared to a net loss of $559,022 for the comparable period in the prior year. Management believes that the increase in the net loss in the nine months ended September 30, 1996 as compared to the same period in 1995 was primarily due to lower net sales, lower gross profit margins, higher store operating expenses and higher administrative costs. Additionally, the Company did not record a tax benefit in the three months ended September 30, 1996 as compared to a benefit of $103,780 for the three months ended September 30, 1995.

         Net sales in the nine months ended September 30, 1996 were $8,252,457,a 6.5% decrease over net sales of $8,823,759 for the comparable period in the prior year. The decrease was due primarily to the fact that the Superstore bookstores in both Boardman and Cincinnati, Ohio posted significant sales decreases as a result of new competition from stores operated by Barnes and Noble, Inc. in close proximity during the nine months ended September 30, 1996. Such stores did not encounter such competition in the same period in 1995.

         Cost of goods sold, including store occupancy and delivery costs, was $6,333,441 for the nine months ended September 30, 1996 as compared to $6,719,382 for the nine months ended September 30, 1995. Management believes that such decrease was due primarily to the decreased level of sales. Gross profit as a percentage of net sales was 23.3% for the nine months ended September 30, 1996 as compared to 23.9% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the nine months ended September 30, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Company's Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a superstore by Barnes and Noble, Inc. in close proximity. In addition, while sales decreased in the Superstore in Boardman, Ohio, for the nine months ended September 30, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

         Store level operating expenses were $1,787,735 for the nine months ended September 30, 1996 as compared to $1,669,344 for the nine months ended September 30, 1995. Management believes that the increase in such expenses was due primarily to the reclassification of certain payroll expenses to store level operating expenses for the nine months ended September 30, 1996. Such expenses were classified as administrative expenses in the same period in 1995. Store level operating expenses were 21.7% of net sales for the nine months ended September 30, 1996 as compared to 18.9% in the same period in 1995. Management believes that the increase in such expenses as a percentage of net sales is due primarily to the fact that while store level operating expenses increased in the nine months ended September 30, 1996 as compared to the same period in the prior year, net sales decreased and to the fact that certain payroll expenses were reclassified to store level operating expenses for the nine months ended September 30, 1996. Such expenses were classified as administrative expenses in the same period in 1995.

         Administrative expenses for the nine months ended September 30, 1996 were $1,034,928 compared to $854,903 for the nine months ended September 30, 1995. Management believes that the increase in administrative expenses is due primarily to the Company's anticipated expansion and to the inclusion of expenses related to the Company's convertible debt financing in June of 1996.

         Depreciation and amortization for the nine months ended September 30, 1996 were $144,270 compared to $193,507 for the nine months ended September 30, 1995. Management believes that the decrease in depreciation and amortization is due primarily to the fact that some assets had been completely depreciated or amortized in the nine months ended September 30, 1996 as compared to the same period in the prior year.

         Interest expense for the nine months ended September 30, 1996 was $243,355 compared to $267,204 in the same period in the prior year. Amortization of discount on notes payable for the nine months ended September 30, 1996 was $0 compared to $51,875 for the nine months ended September 30, 1995. The decrease in amortization of discount on notes payable is due primarily to the fact that the amortization was accelerated upon the repayment of the Bridge Loans in the original principal amount of $500,000 upon the completion of the Initial Public Offering in November of 1995 and the amortization was subsequently discontinued.

         Cookstore Operations

         Net sales in the nine months ended September 30, 1996 were $1,695,272, a 4.9% increase over net sales of $1,615,561 during the same period in the prior year. All Cookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $1,248,365 for the nine months ended September 30, 1996 as compared to $1,195,517 for the nine months ended September 30, 1995. Management believes that such increase was due primarily to the increased level of sales. Gross profit as a percentage of net sales was 26.4% for the nine months ended September 30, 1996 as compared to 26.0% during the same period in 1995. Management believes that the primary reason for the higher gross profit as a percentage of net sales for the nine months ended September 30, 1996, as compared to the same period in 1995, are that while sales increased for the nine months ended September 30, 1996, as compared to the same period in 1995, occupancy costs remained the same.

         Bookstore Operations

         Net sales in the nine months ended September 30, 1996 were $6,557,186, a 9.0% decrease over net sales of $7,208,198 in the prior year. Management believes that the decrease was due primarily to significant sales decreases in Superstores in both Boardman and Cincinnati, Ohio, as discussed above.

         Cost of goods sold, including store occupancy and delivery costs, was $5,085,078 for the nine months ended September 30, 1996 as compared to $5,523,865 for the nine months ended September 30, 1995. Management believes that such decrease was due primarily to the decreased level of sales. Gross profit as a percentage of net sales was 22.5% for the nine months ended September 30, 1996 as compared to 23.4% during the same period in 1995. Management believes that the primary reason for the lower gross profit as a percentage of net sales for the nine months ended September 30, 1996, as compared to the same period in 1995, is the lower gross profit as a percentage of sales in the Superstore in Boardman, Ohio, due to more aggressive discounting in response to the early October 1995 opening of a store by Barnes and Noble, Inc. in close proximity. In addition, while sales decreased in the Company's Book Superstore in Boardman, Ohio, for the nine months ended September 30, 1996, as compared to the same period in 1995, occupancy costs remained substantially the same.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 30, 1996, the Company funded its requirements for working capital and capital expenditures from net proceeds of its Initial Public Offering, through borrowings under its bank credit facilities and convertible notes, through the conversion to equity of $337,500 of the $622,500 original principal of the convertible notes and $70,000 in proceeds from the excercise of options. As of September 30, 1996, the Company had a revolving line of credit of $395,000 and secured term debt in the aggregate amount of $214,493 and subordinated notes in the aggregate amount of $285,000. The bank debt bears interest at rates of 2.5% over the prime rate of interest and the subordinated notes bear an interest rate of 5.0%. The line of credit and the secured term debt mature on January 10, 1997. The subordinated notes mature on December 10, 1996. Under the bank loan agreements, no additional advances will be made under the line of credit through the maturity date of January 10, 1997. The failure of the Company to refinance the Company's existing credit facilities, of which there can be no assurance, would have a material adverse affect on the Company.

         At September 30, 1996, the Company was in default of the financial performance covenants on its bank loan.

         The Company's capital expenditures totaled $307,100 in fiscal 1994 and $26,775 in fiscal 1995 and $14,803 in the nine months ended September 30, 1996 and $12,165 in the nine months ended September 30, 1995. Capital expenditures were higher in 1994 because the Company opened two new Cookstores. Management believes that capital expenditures, including the funds needed for opening three or possibly four new retail stores, during the next 12 to 18 months would aggregate approximately $750,000.

          At September 30, 1996, the Company had recorded deferred tax assets of approximately $711,789, primarily connected with net operating loss carry forwards. The Company believes, although there can be no assurance, that the benefits of these tax assets will be realized through future operations. Taxable inc ome would need to average approximately $127,000 per year over the next 14 years for the Company to realize the full benefit of these deferred tax assets.

         On November 7, 1995, the Company consummated an Initial Public Offering of 750,000 shares of common stock and 1,725,000 warrants at a price to the public of $3.00 and $0.10, respectively. In addition, certain principal stockholders of the Company purchased 60,000 shares of the Company's Series A Preferred Stock at a price of $5.00 per share.

         In September 1996 the Company consummated a private placement to 12 investors of an aggregate of $622,500 of its convertible notes. The convertible notes are due and payable on December 11, 1996. Interest is payable at the rate of 5% per annum. The principal amount of each Convertible Note is convertible into shares of Common Stock at the rate of $1.50 per share. The shares of Common Stock issuable upon the conversion of the Convertible Notes were registered under the Securities Act of 1933, as amended. As of September 30, 1996 an aggregate principal amount of $337,500 of the convertible notes had been converted to 225,000 shares of the Company's Common Stock.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - None

Item 2.           CHANGES IN SECURITIES - None

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  At September 30, 1996, the Company was in default of the financial performance covenants on its bank loan.

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



                             GAYLORD COMPANIES, INC.


                                           /s/ John Gaylord____________________
                                  By:      John Gaylord
                                           Chairman and Chief Executive Officer
Date:      November 14, 1996

                           GAYLORD INDEX OF EXHIBITS.


Number     Description of Exhibit


1.1   --  Form of Underwriting Agreement between the Company and the
          Underwriters.+
3.1   --  Certificate of Incorporation of the Company.+
3.2   --  By-Laws of the Company.+
4.1 -- Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent.+
4.2   --  Specimen Certificate of the Company's Common Stock.+
4.3   --  1994 Stock Option Plan, as amended.+
4.4   --  Specimen Certificate of the Company's Warrant.+
4.5   --  Form of Underwriter's Warrants.+
4.6   --  Option Agreement between the Company and Lido Equities Corp.**
4.7   --  Option Agreement between the Company and Solay, Inc.**
4.8   --  Stock Option Agreement between the Company and Rodika Salter.**
4.9   --  Form of Convertible Note.**
10.1  --  Form of Employment Agreement between the Company and John D. Critser.+
10.2  --  Form of Employment Agreement between the Company and John Gaylord.+
10.3  --  Form of Employment Agreement between the Company and George Gaylord.+
10.4  --  Agreements between the Subsidiaries and Bank One, Columbus, N.A.+
10.5 -- Exchange Agreement, dated as of August 1, 1994, by and among George Gaylord, John Gaylord, Janet Gaylord Goodburn, Susan Gaylord Noble, Judy Gaylord, Jennifer Lynn Gaylord, John D. Critser and Gaylord Companies, Inc.+
10.6 -- Lease, dated September 30, 1987, between UAP-Columbus JV326132, as Landlord, and Gaylord Book Company, as Tenant, as amended, for premises located at 1655 and 1657 West Lane Avenue, Lane Avenue Shopping Center, Upper Arlington, Ohio.+
10.7 -- Lease, dated December 15, 1988, between Retail Projects of Cincinnati, Inc., as Landlord, and Little Professor Enterprises, Inc., as Tenant, as subsequently assigned to Gaylord's Inc. and amended, for premises located at Space 180, Forest Fair Mall, Forest Park, Ohio.+
10.8 -- Lease, dated June 13, 1989, between UAP-Columbus JV326132, as Landlord, and The Cookstore, Inc., as Tenant, as amended, for premises located at 1677 West Lane Avenue, M-1/4 and M-6, Lane Avenue Shopping Center, Upper Arlington, Ohio.+
10.9 -- Lease, dated September 24, 1990, between Planned Communities Company, as Landlord, and Little Professor Enterprises, Inc., as Tenant, for premises located at Worthington Square Shopping Center, Worthington, Ohio.+
10.10 -- Lease, dated July 16, 1992, between Sawmill Place Plaza Associates, as Landlord, and Little Professor Enterprises, Inc., as Tenant, as amended, for premises known as Space 122, Plaza at Sawmill Place, 2700 Sawmill Place Blvd., Columbus, Ohio.+
10.11 -- Lease, dated September 10, 1993, between UAP-Columbus, JV326132, as Landlord, and Gaylord Book Co., Inc., as Tenant, as amended, for premises located at 1595 West Lane Avenue, Upper Arlington, Ohio.+
10.12 -- Lease, dated September 13, 1993, between Aetna Life Insurance Company, as Landlord, and Gaylord Companies, Inc., as Tenant, for premises located at Worthington Mall, Worthington, Ohio.+
10.13 -- Lease, dated October 21, 1993, between Greater Boardman Plaza, Inc., as Landlord, and Gaylord Enterprises, Inc., as Tenant, for premises located at Room No. 101, Greater Boardman Plaza Shopping Center, 255 Boardman-Canfield Road, Youngstown, Ohio.+

Number    Description of Exhibit



10.14 -- Lease, dated July 15, 1994, between Glimcher Properties Limited Partnership, as Landlord, and Gaylord Companies, as Tenant, for premises located at the Mall at Fairfield Commons, Store #E181, Beavercreek, Ohio.+
10.15 -- Lease, dated August 19, 1994, between DeBartolo Capital Partnership, as Landlord, and The Cookstore Inc., as Tenant, for premises located at Room 240, Summit Mall Shopping Center, 3265 West Market Street, Akron, Ohio.+
10.16 -- Sublease, dated August 31, 1994, between J.E. Hanger, Inc., sublessor and The Gaylord Companies, Inc., sublessee, as a sublease under the master lease dated April 23, 1991 between Teachers Insurance and Annuity Association, as lessor, and J. E. Hanger, Inc., as lessee, for premises located at 4006 Venture Court, Columbus, Ohio.+
10.17 -- Consignment Agreement, dated February 25, 1989, between Ingram Industries, Inc., as Consignor, and Gaylord's, Inc., as Consignee, relating to the store located at 1018 Forest Fair Drive, Cincinnati, Ohio.+
10.18 -- Consignment Agreement dated May 21, 1991, between Ingram Book Company, as Consignor, and Little Professor Enterprises, Inc., as Consignee, relating to the store located at 155 Worthington Square, Worthington, Ohio.+
10.19 -- Consignment Agreement, dated February 10, 1993, between Ingram Book Company, as Consignor, and Gaylord Book Company, as Consignee, relating to the store located at 1646 W. Lane Avenue, Columbus, Ohio.+
10.20 -- Consignment Agreement, dated February 10, 1993, between Ingram Book Company, as Consignor, and Little Professor Enterprises, Inc., as
         Consignee, relating to the store located at 6490 Sawmill Road, Columbus, Ohio.+
10.21 -- Consignment Agreement, dated December 1993, between Ingram Book Company, as Consignor, and Gaylord Enterprises, Inc., as Consignee, relating to the store located at 101 Boardman-Canfield Road, Boardman, Ohio.+
10.22 -- License Agreement, dated as of January 1, 1994, between Sawworth Book Company, as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 155 Worthington Square, Worthington, Ohio. +
10.23 -- License Agreement, dated as of January 1, 1994, between Sawworth Book Company, as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 6490 Sawmill Road, Columbus, Ohio.+
10.24 -- License Agreement, dated as of January 1, 1994, between Gaylord Enterprises, Inc., as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 101 Boardman-Canfield Road, Boardman, Ohio.+
10.25 -- License Agreement, dated as of January 1, 1994, between Gaylord's, Inc., as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 1018 Forest Fair Drive, Cincinnati, Ohio.+
10.26 -- License Agreement, dated as of January 1, 1994, between Gaylord Book Company, as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 1657 W. Lane Avenue, Columbus, Ohio.+
10.27 -- Agreement, dated as of January 1, 1994, between the Company and Little Professor Book Centers, Inc.+
10.28 -- Letter Agreement, dated September 12, 1994, from Little Professor Book Centers, Inc. to Gaylord Family Limited.+
10.29 -- Mutual Release Agreement, dated September 12, 1994, among Little Professor Book Centers, Inc. and the Company Gaylord's, Inc., Gaylord Family Investments, Inc., Gaylord Book Company, Sawworth Book Company, Gaylord Enterprises, Inc., Gaylord Family Limited, George Gaylord and John Gaylord.+

Number   Description of Exhibit

10.30 -- Form of Engagement Agreement: Financial Consultant Services between the Underwriter and the Company.+
10.31 -- Consulting Agreement dated as of April 23, 1996 by and between Solay, Inc. and the Company.**
10.32 --  Consulting  Agreement  between the Company and Lido  Equities  Corp.**
10.33 -- Amendments to Agreements between the Company and Bank One Columbus, N.A.**
10.34 -- Amendment No. 1 to Employment Agreement between the Company and John Critser.**
10.35 -- Amendment No. 1 to Employment Agreement between the Company and John Gaylord.**
10.36 -- Amendment No. 1 to Employment Agreement between the Company and George Gaylord.**
16.1  -- Letter from KPMG Peat Marwick, LLP on change in certifying accountant.+
21.1  -- List of Subsidiaries.+
27.1  -- Financial Data Schedule.


+ Previously filed with the Registration Statement on Form SB-2, Registration No. 33-90832.
** Previously filed with the Registration Statement on Form SB-2, Registration
   No. 33-07324.