Form 10KSB
period 1996-12-31
GAYLORD COMPANIES INC
filed 1997-04-15
CIK 930114

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ______________  to ______________

                         Commission File Number 1-13518

                             GAYLORD COMPANIES, INC.
                 (Name of small business issuer in its charter)

        Delaware                                    31-1421571
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                    4006 Venture Court, Columbus, Ohio 43228
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (614) 771-2777

      Securities registered pursuant to Section 12(b) of the exchange act:

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.01 par value
                                (Title of Class)
                                    Warrants
                                (Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES X   NO

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year $13,304,394.



The number of shares of Common Stock held by nonaffiliates of the registrant (as determined for the purpose of this Form 10-KSB only) as of February 28, 1997 was 1,854,475 with an approximate aggregate market value of $2,405,023 (based upon the average of the bid and asked prices of such shares as of such date). The number of shares of the Common Stock of the registrant outstanding as of February 28, 1997 was 3,785,000.


39696.4

                                TABLE OF CONTENTS

                                                                            Page
                         Item Number and Caption Number

PART I


         Item 1.   Description of Business....................................4
         Item 2.   Description of Property...................................10
         Item 3.   Legal Proceedings.........................................12
         Item 4.   Submission of Matters to a Vote of Security Holders.......12

PART II

         Item 5.   Market for Registrant's Common Equity
                      and Related Stockholder Matters........................13
         Item 6.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operation...........14
         Item 7.   Financial Statements......................................18
         Item 8.   Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure....................18

PART III

         Item 9.   Directors, Executive Officers, Promoters
                     and Control Person; Compliance with Section 16(a) of
                     the Exchange Act of the Registrant......................18
         Item 10   Executive Compensation ...................................20
         Item 11   Security Ownership of Certain Beneficial
                      Owners and Management..................................21
         Item 12   Certain Relationships and Related Transactions............23

PART IV

         Item 13   Exhibits, Lists and Reports on Form 8-K...................24







39696.4
                                       -3-

                                                      PART I

Item 1.       Business.

              Gaylord Companies, Inc. (the "Company") is a specialty retailer of books in "Little Professor" bookstores (the "Bookstores") and quality cookware and serving equipment, cooking accessories and certain select food products as well as cookbooks and food-related publications in specialty retail stores (the "Cookstores"). Unless the context otherwise indicates, the term "Company" includes Gaylord Companies, Inc. and its six wholly-owned subsidiaries (the "Subsidiaries"). The Company owns and operates six Bookstores and six Cookstores.

              The Bookstores are operated pursuant to separate license agreements ("License Agreements") with Little Professor Book Centers, Inc. (the "Franchisor"). Five of the six Bookstores are known as Little Professor Book Company Superstores (the "Superstores"), while the other Bookstore is known as a bargain Bookstore.

The  following  table sets forth  information  relating to each of the Company's
Subsidiaries:

                             Date of
     Subsidiary           Incorporation       Store Location             Store Opening           Store Type
--------------------      -------------       --------------             -------------       ---------------------

Gaylord Book Company           1977     Lane Avenue Shopping Center,      August 1977        Little Professor Book
                                        Columbus, Ohio                                       Company Store
                                        Lane Avenue Shopping Center,      October 1993       Little Professor
                                        Columbus, Ohio                                       Bargain Bookstore
The Cookstore, Inc.........    1981     Lane Avenue Shopping Center,      October 1981       Cookstore
                                        Columbus, Ohio
                                        Summit Mall,                      December 1994      Cookstore
                                        Akron, Ohio
                                        Castleton Square Mall
                                        Indianapolis, Indiana             December 1996      Cookstore
                                        Florence Mall
                                        Florence, Kentucky                December 1996      Cookstore
Sawworth Book                                                                                Little Professor Book
 Company...................    1984     Worthington Mall,                 October 1984       Company Bookstore
                                        Worthington, Ohio
                                        Plaza at Sawmill Place,           April 1985         Little Professor Book
                                        Columbus, Ohio                                       Company Bookstore
Gaylord's Inc..............    1989     Forest Fair Mall,                 April 1989         Little Professor Book
                                        Cincinnati, Ohio                                     Company Bookstore
The Cookstore                           Worthington Mall,                 December 1993      Cookstore
 Worthington, Inc..........    1993     Worthington, Ohio
                                        The Mall at Fairfield Commons,    November 1994      Cookstore
                                        Beavercreek, Ohio
Gaylord Enterprises, Inc...    1993     Boardman Plaza,                   December 1993      Little Professor Book
                                        Boardman, Ohio                                       Company Bookstore





39696.4
                                       -4-

              The Company was formed pursuant to the laws of the State of Delaware on July 19, 1994. The first of the Company's Subsidiaries was formed and commenced operating a Bookstore in 1977. The executive offices of the Company are located at 4006 Venture Court, Columbus, Ohio 43228. Its telephone number is (614) 771-2777.

Store Characteristics

              The six Bookstores are located in regional malls and shopping centers in Ohio. The Company operates five Superstores (the "Superstores"). The Superstores are based upon the Company's "superstore" concept and range from 8,000 to 18,000 square feet in size while offering 60,000 to 80,000 book titles. The Superstores offer thousands of foreign and domestic magazines, books on cassette, out-of-town newspapers, travel guides, maps and calendars. The Company also operates a bargain bookstore (the "Bargain Bookstore") which is approximately 2,000 square feet in size and offers approximately 10,000 book titles. The Bargain Bookstore sells deeply discounted publisher overstock, remaindered and used books. The Company's long-term strategy is to selectively locate and open additional Bookstores, although the Company does not have any present plans to do so.

              The six Cookstores are each approximately 3,300 square feet in size and are situated in regional retail malls. Each store offers approximately 5,000 different types of products which includes 30,000 to 50,000 separate items and includes products from over 200 vendors. The current product lines for the Cookstores fall into 12 distinct categories including accessories, bakeware, books, cookware, cutlery, electronics, food, furniture, gadgets, gifts, tableware and textiles. Management intends to use its existing Cookstores as the basic store design prototype for most of the Company's anticipated expansion. The Company is also considering implementing a "superstore" concept for the Cookstores. These superstore Cookstores would expand each product category carried in the basic prototype store, particularly the food and tableware categories. The superstore Cookstores would be in excess of 5,000 square feet in size.

Store Design and Ambiance

              The Company believes that it has created a warm, comfortable atmosphere in the Bookstores which are Superstores. The Superstores contain furnishings that include fireplaces, pianos, reading rooms and comfortable chairs, including special children's sections with child-sized furniture.

              In the Cookstores, the Company's strategy is to present the merchandise in what the Company believes is an upscale and fashionable setting. The full range of the stores' products are displayed and stocked on the retail floor. The merchandise is arranged by category for shopping convenience and every item is tagged with the current retail price. Feature displays are arranged throughout the store emphasizing seasonal products or particular themes.


39696.4
                                       -5-

Advertising

              The Superstores utilize marketing programs aimed at reading activities for readers of all ages including visits, readings, workshops and booksignings by locally and nationally acclaimed writers and book illustrators. The Superstores place special emphasis on marketing aimed at the sale of children's books including its "Rug Club Storytime" and "Read-n-Grow Kid's Club" reading programs for children.

              Current  Cookstore  promotions  center around  seasonal events and holidays in which certain product lines are traditional favorites. Promotions are planned around in-store demonstrations and are advertised in local newspapers, press releases and/or through direct mail and point of sale materials.

Customer Service

              The Company emphasizes customer service in both the Bookstores and Cookstores and, through its salespeople, strives to provide its customers with an enjoyable shopping experience. The Company adheres to a number of customer service policies and practices to reinforce customer confidence in the Company.

Expansion

              The Company's strategy is to expand its Cookstore locations into regional malls and strip shopping centers and other select sites throughout the country, with an emphasis in the Midwest. The Company plans to open additional Cookstores. The number of additional Cookstores that will be opened will be dependent upon site opportunities, the ability of the Company to secure additional financing the cost of opening such stores, the renewal of the Company's existing credit facilities and cash flow from operations. However, there can be no assurance that additional Cookstores will be opened. The Company believes that the primary markets for the basic Cookstore are middle to upper income shopping destinations. The majority of these locations are in regional shopping malls located in suburban and urban core revitalization areas. Smaller specialty malls and select, upper end in-line shopping centers are additional target locations. The Company believes that due to the industry's highly fragmented nature, and the relatively few number of stores of its chief national competitors, Williams-Sonoma, Inc., Bed Bath & Beyond, Linens & Things and Lechter's, Inc., there are hundreds of prime locations available for future Cookstores although there is no assurance that such locations can be obtained on terms favorable or acceptable to the Company.

              The Company intends to continue expansion close to its current Midwest base. The Company intends to focus on those locations in which products may be delivered direct from suppliers by United Parcel Service or truck, eliminating the costs which would be necessitated by central warehousing and distribution. Prime considerations for successful new stores are market and site demographics, competition and the Company's ability to successfully manage the logistics of store operations.

39696.4
                                       -6-

Competition

The Bookstores

              The retail bookselling business is highly competitive. The Company competes in the bookstore business with Barnes & Noble, Inc., Media Play, a division of Musicland Stores Corporation, and Borders-Walden Group. In the Bookstore business, the Company competes with other national chains, which operate substantially more superstores than the Company. The Company also competes with regional chains, as well as independent single store operators, local multi-store operators, department stores, variety discounters, drug stores and warehouse clubs. The Company competes with its competitors on the basis of price and its presentation of its products. Many of the Company's competitors have been expanding in both store size and number of outlets, while others have announced their intentions to pursue such expansion. In addition, certain of the Company's competitors have substantially greater financial, advertising and other resources than the Company, which may give them certain competitive advantages.

The Cookstores

              The specialty retail business is highly competitive. The Company's stores compete against a wide variety of stores, including department and specialty stores, as well as mail order catalogs. Certain of the Company's competitors have greater financial, distribution, advertising and marketing resources than the Company, which may give them certain competitive advantages. The Company competes on the basis of its selection and quality of merchandise, and service to its customers. While some cooking product lines are carried in many stores stocking a broad range of products, few stores specialize totally in kitchen/cookware as do the Cookstores. The specialized market is highly fragmented with many local independent stores and small regional chains. The only national specialized kitchen products stores are Williams-Sonoma, Inc. and Lechter's, Inc. In addition, the Company competes with other well-known stores, including Linens & Things and Bed Bath & Beyond. Other local and small regional competitors vary widely in design, product selection and customer service. The Company believes that most local competitors are small, highly specialized operations situated in less desirable retail or non-retail locations. While these operators may be localized competition for the Cookstores, the Company believes that most markets do not have significant local operators and few competitors, with the exception of Williams-Sonoma, Inc. and Lechter's, Inc., are located in the mall locations where the Company anticipates opening Cookstores.

Suppliers and Distribution

              The Company purchases approximately 64% of its products for the Bookstores from Ingram Book Company (the "Consignor") and approximately 10% from Unimag Distributors. The Bookstores do not purchase more than 5% of their inventory from any other single supplier. Four of the Subsidiaries are parties to five separate consignment agreements with the Consignor. Two of such consignment agreements may be terminated upon 120 days prior written notice by the Consignor. The balance of the consignment agreements may generally be terminated by the

39696.4
                                       -7-

Consignor upon 270 days prior written notice. Although the Subsidiaries have not satisfied certain provisions in the consignment agreements, the Consignor has never declared a default under any of the consignment agreements, or expressed an intention to do so. Specifically, the Company has not met the provisions in the consignment agreements with respect to the required inventory turnover ratios. The inventory turnover provisions under the consignment agreements require the Company to sell consigned goods at a rate equal to 2.5 to 3 times the average amount of consigned goods held by the Company at certain Bookstore locations on an annualized and/or a calendar year basis. In 1996 the Company failed to meet such requirements in the five Bookstores subject to the consignment agreements. The inventory turnover ratios ranged from 41% to 70%, of the required inventory turnover ratios for each of the Bookstores, respectively. In addition, the Company may have failed to comply with the provisions in the consignment agreement with respect to the amount of consigned goods on hand in two of the Bookstores. The Company does not anticipate curing such defaults in the future unless required to do so by the Consignor. Upon a default by any of the Subsidiaries under any of the consignment agreements, the Consignor may terminate all of such consignment agreements. Management believes that the consignment agreements with the Consignor are advantageous to the Company and that in the event that such consignment agreements are terminated, there could be a material adverse affect on the Company. The Cookstores acquire their inventory from approximately 200 suppliers and do not purchase more than 5% of their inventory from any single supplier. The Company does not have any written supply agreements with these vendors, who are not obligated to continue to furnish products to the Company.

              The Company believes that its decentralized distribution and inventory control system has significantly enhanced its ability to control costs and to manage its inventory on a store-by-store basis for both the Bookstores and the Cookstores. The Company's suppliers ship inventory directly to the stores and almost all of the inventory is displayed and stocked on the retail floor. Management believes that this distribution system has resulted in significant cost savings for the Company. Although the Company may make commitments for significant warehouse space in the future, management believes that its present distribution system can continue to be utilized in connection with the Company's plans for expansion. However, there is no assurance that the Company will not have to centralize its inventory and lease warehouse space in connection with the Company's plans for expansion.

Management Information System

              The Company's information systems provide management with sales, inventory and other information and are important to the Company's ability to achieve cost efficiencies, operate profitably and control shrinkage. The Company uses retail point-of-sale systems which are polled daily and which generate sales reports and supporting documentation which are forwarded to the main office for auditing and input into the Company's automated accounting program. The point-of-sale system provides daily accounting of sales and gross profit as well as other control items such as discounts, price overrides and refunds. Financial statements, including income statements and balance sheets, are produced monthly for each location. Complete inventories are taken once or twice a year. Each item in the Bookstores and the Cookstores has its own distinct

39696.4
                                       -8-
item number which is used by the point-of-sales system to record sale and cost information. Items are also tracked for reorder information and generation of historical sales reports used to make purchasing and reorder decisions.

License Agreements

              Four of the Subsidiaries have entered into five separate License Agreements with the Franchisor, Little Professor Book Centers, Inc., with respect to the Bookstores. The License Agreements replaced separate franchise agreements relating to five of the Bookstores. The Company owns approximately 11% of the outstanding common stock of the Franchisor. The initial term of the License Agreements expired on December 31, 1996 and may be extended by the Company until December 31, 2001. The Company and the Franchisor have agreed to renew the License Agreement on a month-to-month basis. The Company will pay to the Franchisor a royalty of 1/2 of 1% of monthly sales for all of the Bookstores. If there is a default by any of the Subsidiaries under any one of the License Agreements, then the Franchisor may terminate all of the License Agreements.

              The Company and the Franchisor have also entered into a separate agreement (the "Supplementary Agreement") which includes, among other things, consulting services to be rendered to the Franchisor, rights of first refusal permitting the Company to open additional franchises, the termination of the License Agreements and the Franchisor's repurchase of its common stock owned by the Company. Pursuant to the Supplementary Agreement, the Company or the Franchisor may terminate the License Agreements and the Supplementary Agreement upon 12 months notice and the payment of $100,000. The initial term of the Supplementary Agreement expired on December 31, 1996 and may be extended by the Franchisor until December 31, 2001. The Company and the Franchisor have agreed to renew the Supplementary Agreement on a month-to-month basis. In addition, upon the termination of the Supplementary Agreement, the Franchisor has the right to purchase its shares of common stock owned by the Company at the greatest of the cost to the Company, the book value or the fair market value of such shares. The Franchisor has granted the Company a right of first refusal for the opening of any Little Professor Bookstore in Ohio, or in Collier County or Lee County, Florida. The Company has not exercised its right of first refusal in either Ohio or Florida to date. Management believes that the Company would have to consider its ability to manage the logistics of store operations in locations that are distant from its principal executive offices in Columbus, Ohio before electing to open any Little Professor Bookstores in Florida.

              Upon the opening of Little Professor Book Company bookstores by third parties in excess of 8,000 square feet in size, the Franchisor will pay to the Company the greater of $10,000 or 15% of the Franchisor's then current initial franchise fees plus 2/10 of 1% of the monthly sales during the initial term of any such agreements.


39696.4
                                       -9-

Trademarks

              The Cookstore, Inc. has been granted a registered trademark for "The Cookstore" with the United States Patent and Trademark Office. The Company intends to submit applications to register any new trademarks that it develops in the future.

Employees

              As of December 31, 1996, the Company had 93 full-time employees and 100 part-time employees of which 180 were involved in retail store sales and 13 in general management and administration. The Company believes its success will depend upon its ability to identify, hire and retain capable management. As there is significant competition for qualified personnel, there can be no assurance that the Company will succeed in recruiting or retaining suitable staff. In particular, the Company's success is dependent on the continued availability of both John Gaylord and John D. Critser, either of whose loss or impairment could have a material adverse affect on the Company. The Company considers its relations with its employees, none of whom are covered by collective bargaining agreements, to be generally good.

Insurance

              The Company presently maintains insurance as required by law, including workers' compensation coverage, and liability insurance in respect of hazards on the Company's business premises. The Company carries a general liability policy which provides for coverage of $1,000,000 per occurrence and $2,000,000 in the aggregate. The Company carries key man life insurance in the amount of $1,000,000 on the lives of both John Gaylord and John D. Critser with the Company as beneficiary.

Seasonality

              The Company's business is subject to substantial seasonal variations. Historically, a significant portion of the Company's net sales and net earnings have been realized during the period from October through December, and levels of net sales and net earnings have generally been significantly lower during the period from February through July.


Item 2.       Properties.

              The Company currently operates and occupies, pursuant to written leases, five Superstores, one Bargain Bookstore and six Cookstores. Total rental expenses for the Company's real estate leases were $1,156,662 and $1,512,178 in 1995 and 1996, respectively.

              The five Superstores average approximately 13,156 square feet in size and have current minimum rents which average approximately $12.60 per square foot. All of the

39696.4
                                      -10-

Bookstore leases have initial terms which expire between September 1998 and December 2003, and four of the five leases give the Company an option or options to renew the lease for additional periods ranging from five to ten years. The Bargain Bookstore operates under a month-to-month lease, is approximately 2,000 square feet, and pays 10% of its gross receipts as rent. The Cookstores average approximately 3,475 square feet and have current minimum rents which average approximately $25.71 per square foot. All of the Cookstore leases have initial terms which expire between 2004 and 2006 and one of the six leases gives the Company an option to renew the lease for an additional five years.

              In addition to current minimum rent, the Bookstore and Cookstore leases generally require the Company to pay additional rent which is calculated as a percentage of gross sales over an agreed upon figure. For the Bookstore leases, the percentage ranges from 3% to 10.5% and the amount of gross sales ranges from approximately $971,000 to $4,426,000. For the Cookstore leases, the percentage ranges from 5% to 6% and the gross sales number ranges from approximately $959,000 to $1,800,000. Generally, except for the Forest Fair Mall site, the Company has not paid percentage rent in excess of minimum base rent. In addition, the Company is generally obligated to pay common area maintenance charges and other charges on each of the Superstores and Cookstores leases.

              All of the Company's leased properties are situated in regional malls, specialty centers or strip centers located in Ohio. The Company leases 9,620 square feet for a Superstore, 2,000 square feet for a Bargain Bookstore and 3,298 square feet for a Cookstore at the Lane Avenue Shopping Center, Columbus, Ohio, a 225,000 square foot enclosed specialty center containing approximately 100 stores, including Talbots, Banana Republic and Bombay Company. The Company leases 8,929 square feet for a Superstore and 3,341 square feet for a Cookstore at the Worthington Mall, Worthington, Ohio, a 175,000 square foot enclosed specialty center containing approximately 50 stores including Talbots, The Gap, Ann Taylor and Jos. A. Bank. The Company leases 17,356 square feet for a Superstore at the Plaza at Sawmill Place, Columbus, Ohio, a 110,000 square foot strip center containing approximately 25 stores, including Service Merchandise and Blockbuster Video. The Company leases 18,312 square feet for a Superstore at the Forest Fair Mall, Cincinnati, Ohio, a 1,400,000 square foot enclosed regional center containing approximately 100 stores, including Elder Beerman, Parisian and Biggs. The Company leases 11,565 square feet for a Superstore at Boardman Plaza, Boardman, Ohio, a 450,000 square foot strip center containing approximately 100 stores, including Burlington Coat Factory and Radio Shack. The Company leases 3,598 square feet for a Cookstore at the Mall at Fairfield Commons, Beavercreek, Ohio, a suburb of Dayton, which is a 1,000,000 square foot major regional mall with approximately 100 stores, including The Limited, The Gap and five major department stores. The Company leases 3,227 square feet for a Cookstore at the Summit Mall in Akron, Ohio, which is an 850,000 square foot major regional mall with approximately 100 stores, including Kaufman's, Dillards, The Limited and The Gap. The Company leases 3,790 square feet for a Cookstore at the Castleton Square Mall in Indianapolis, Indiana which is a 1,000,000 square foot major regional mall with approximately 100 specialty stores and five major department stores. The Company leases 3,598 square feet

39696.4
                                      -11-
for a Cookstore at the Florence Mall in Florence, Kentucky which is a 1,000,000 square foot major regional mall with approximately 100 specialty stores and four major department stores.


Item 3.       Legal Proceedings.

              None.


Item 4.       Submission of Matters to a Vote of Security Holders.

              On November 6, 1996 the Company held an annual meeting of the stockholders. At the meeting John Gaylord, George Gaylord, John D. Critser and Martin C. Licht were re-elected to the board of directors. Of the shares voted, 2,374,094 voted for all of the directors and 4,500 abstained.

              In addition, the stockholders ratified Feldman Radin & Co., P.C. as the Company's independent auditors for the year ended December 31, 1996 and ratified the amendment of the Company's certificate of incorporation increasing the number of authorized shares of Common Stock from 10,000,000 to 50,000,000. Of the shares voted with respect to the ratification of Feldman Radin & Co., P.C. as the Company's auditors, 2,348,594 voted for ratification, 500 voted against ratification and 30,000 abstained. Of the shares voted with respect to the ratification of the amendment of the Company's certificate of incorporation 2,330,464 voted for ratification, 15,000 voted against ratification and 33,600 abstained.

39696.4
                                      -12-

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

              The Common Stock and the Redeemable Warrants are quoted on the NASDAQ Small Market under the symbols GJCO and GJCOW, respectively, and on the Boston Stock Exchange under the symbols GJC and GJCW, respectively. The following table sets forth the range of high and low bid quotations of the Common Stock through February 28, 1997 as reported by the NASDAQ Small Cap
Market. The quotations reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not represent actual transactions. Prior to October 31, 1995 there was no public market for the Common Stock or the Redeemable Warrants.


                                                     Common Stock
                                               High                   Low
1995
Fourth Quarter* ..................................4                     3

1996
First Quarter ....................................5                 1 1/2
Second Quarter...............................3 5/16                   7/8
Third Quarter.....................................2                   7/8
Fourth Quarter..............................1 17/32                 27/32

1997
First Quarter (through February 28, 1997) 1 1/2                         1

* Prior to such time there was no public market for the Company's Common Stock.


Holders

         As of February 28, 1997 the Company had approximately 37 record holders of its Common Stock.

Private Placement

         In November 1996 in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended under Section 4(2) thereof and/or Rule 506 of Regulation D thereunder the Company issued an aggregate of $300,000 of the Company's promissory notes and 180,000 shares of the Company's common stock to three accredited investors.

39696.4
                                      -13-

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         When used in the Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, the words or phrases "will likely result" and "the Company expects" "will continue," "is anticipated,"
"estimated," "project," or "outlook" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or
unanticipated  events  or  circumstances   occurring  after  the  date  of  such
statements.


Results of Operations

Year Ended December 31, 1995 and 1996

Consolidated Operations

         The Company incurred a net loss of $987,810 in fiscal 1996 as compared to a net loss of $609,927 for fiscal 1995. The increase in the net loss in fiscal 1996 as compared to fiscal 1995 was primarily due to lower sales, higher store operating expenses and higher administrative expenses in fiscal 1996 as compared to fiscal 1995. Additionally, the Company did not record a tax benefit in fiscal 1996 as compared to a tax benefit of $267,490 for fiscal 1995.

         Net sales in fiscal 1996 were $13,304,394, a 3.0% decrease from net sales of $13,722,144 for fiscal 1995. The decrease was due primarily to the fact that while total Cookstore sales increased 15.0% and comparable Cookstore sales increased 5.8%, total Bookstore sales decreased 8.2% for fiscal 1996 as compared to fiscal 1995. All Bookstores sales are comparable.

         Cost of goods sold, including store occupancy and delivery costs, was $9,886,911 for fiscal 1996 as compared to $10,177,693 for fiscal 1995. Management believes that such decrease was due primarily to the decreased level of sales. Gross profit as a percentage of net sales was 25.8% for both fiscal 1995 and fiscal 1996.

         Store operating expenses for fiscal 1996 were $2,473,243 compared to $2,394,236 for fiscal 1995. Management believes that the increase in such expenses was due primarily to the reclassification of certain payroll expenses to store level operating expenses for fiscal 1996.

39696.4
                                      -14-

Such expenses were classified as administrative expenses in fiscal 1995. Store operating expenses were 18.6% of net sales for fiscal 1996 as compared to 17.5% in fiscal 1995. Management believes that the increase in such expenses as a percentage of net sales is due primarily to the fact that while store level operating expenses increased in fiscal 1996 as compared to the prior year, net sales decreased.

         Administrative expenses for fiscal 1996 were $1,333,846 compared to $1,206,874 for fiscal 1995. Management believes that the increase in administrative expenses is due primarily to an increase in various professional and consulting fees in fiscal 1996 as compared to the prior year.

         Depreciation and amortization for fiscal 1996 were $193,810 compared to $246,991 for fiscal 1995 Management believes that the decrease in depreciation and amortization is due primarily to the fact that some assets had been completely depreciated and amortized in fiscal 1996 as compared to the prior year.

         Interest expenses for fiscal 1996 were $327,734 compared to $391,081 for fiscal 1995. Management believes that the decrease in interest expenses is due primarily to a lower level of bank debt in fiscal 1996 as compared to the same period in the prior year.

         Amortization of discount on notes payable for fiscal 1996 was $10,667 compared to $190,208 for fiscal 1995. Management believes that the decrease in amortization of discount on notes payable is due primarily to the fact that the amortization was accelerated upon the repayment of bridge loans in the aggregate principal of $500,000 after the completion of the Company's initial public offering during fiscal 1995 compared to fiscal 1996. Amortization of debt issue costs amounted to $139,319 in fiscal 1996. Such costs were related to the issuance of $622,500 in convertible notes during fiscal 1996.

Cookstore Operations

         Net sales in fiscal 1996 were $3,497,940, a 15.0% increase over net sales of $3,042,412 during fiscal 1995. Management believes that the increase was due primarily to the opening of the two newest Cookstores on December 1, 1996 and increases in comparable stores net sales. Comparable store net sales were up 5.8% in fiscal 1996 as compared to fiscal 1995.

         Cost of goods sold, including store occupancy and delivery costs, was $2,286,565 for fiscal 1996 as compared to $2,103,086 for fiscal 1995. Management believes that such increase was due primarily to the increased level of sales and the inclusion of the occupancy costs for the two newest Cookstores opened on December 1, 1996. Gross profit as a percentage of net sales was 34.6% for fiscal 1996 as compared to 30.9% during fiscal 1995. Management believes that the primary reasons for the higher gross profit as a percentage of net sales for fiscal 1996, as compared to fiscal 1995, are lower occupancy costs as a percentage of net sales due primarily to higher comparable store sales and seasonality in the two newest Cookstores that were open only a few weeks at the end of 1996. While the store occupancy cost portion of cost of goods

39696.4
                                      -15-
sold is generally relatively fixed throughout the year, December net sales in the Cookstores generally are about 29% of total sales for the twelve month period.

Bookstore Operations

         Net sales in fiscal 1996 were $9,806,454, an 8.2% decrease from net sales of $10,679,732 in the prior year. Management believes that the decrease was due primarily to the fact that Superstore Bookstores in Boardman, Cincinnati and Columbus (Sawmill Road) posted significant sales decreases as a result of new competition from stores operated by Barnes & Noble, Inc. and Borders-Walden Group, Inc., in close proximity in fiscal 1996. All Bookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, were $7,580,345 for fiscal 1996 as compared to $8,074,607 for fiscal 1995. Gross profit as a percentage of net sales was 22.7% for fiscal 1996 as compared to 24.4% for fiscal 1995. Management believes that the decrease in the gross profit as a percentage of net sales for fiscal 1996 as compared to the same period in the prior year is due primarily to the fact that while sales decreased, occupancy costs were higher.

Liquidity and Capital Resources

         Through December 31, 1996, the Company has funded its requirements for working capital and capital expenditures primarily from the net proceeds of its initial public offering in November 1995 (the "Initial Public Offering"), through borrowings under its bank credit facilities, and the sale of the Company's debt and equity securities in private placements. In 1996 the Company sold $622,500 of convertible notes of which $352,500 had been converted as of December 31, 1996. As of December 31, 1996, the Company had a revolving line of credit of $395,000, secured term debt in the aggregate amount of $164,994, promissory notes in the face amount of $300,000 and subordinated notes in the aggregate amount of $270,000 ($150,000 of which were repaid in January 1997). The bank debt bears interest at 2.5% per annum over the prime rate of interest, the promissory notes bear interest at 8.0% per annum and $60,000 of the subordinated notes bear interest at 5.0% per annum and another $60,000 of the subordinated notes bear interest at 17.5% per annum. The line of credit and the secured term debt mature on May 31, 1997. Under the bank loan agreements, no additional advances will be made under the line of credit through the maturity date of May 31, 1997. The failure of the Company to refinance the Company's existing credit facilities, of which there can be no assurance, would have a material adverse affect on the Company.

         In June 1996 the Company consummated a private placement to 12 investors of an aggregate of $622,500 of its convertible notes at an interest rate of 5.0%. The principal amount of each convertible note is convertible into shares of Common Stock at the rate of $1.50 per share. The resale of the shares of Common Stock issuable upon the conversion of the convertible notes were registered under the Securities Act of 1933, as amended. As of December 31, 1996 an aggregate principal amount of $352,500 of the convertible notes had been

39696.4
                                      -16-
converted to 235,000 shares of the Company's Common Stock, an aggregate principal amount of $150,000 has been repaid and of the remaining aggregate principal amount of $120,000, $60,000 was extended to mature at the demand of the bearer after June 10, 1997 at a new rate of interest of 17.5% and another $60,000 matured on March 27, 1997 and is currently in default. The notes are convertible into shares of Common Stock at the rate of $1.50 per share.

         The Company's capital expenditures totaled $26,775 in fiscal 1995 and $204,551 in fiscal 1996. Capital expenditures were higher in 1996 because the Company opened two new Cookstores.

         On November 7, 1995, the Company consummated the Initial Public Offering of 750,000 shares of common stock and 1,725,000 warrants at a price to the public of $3.00 and $0.10, respectively. In addition, certain principal stockholders of the Company purchased 60,000 shares of the Company's Series A Preferred Stock at a price of $5.00 per share.

         On November 11, 1996 the Company consummated a private placement of promissory notes in the aggregate principal amount of $300,000. The notes bear a rate of interest of 8.0% and mature on May 11, 1999.

         The Company had working capital of $231,457 at December 31, 1996 compared to working capital of $604,191 at December 31, 1995, a decrease of $372,734. Cash used by operating activities during fiscal 1996 was $671,186. The major elements comprising this amount consisted of the net loss of $987,810, offset by non-cash expenses aggregating approximately $260,000. Cash was used for increases to inventory and prepaid expenses aggregating approximately $496,000, which was offset by increases to accounts payable of approximately $552,000. In addition, approximately $205,000 was expended for purchases of property and equipment, primarily to open two new Cookstores. Financing activities, including issuances of equity and debt (net of repayments), provided the Company with approximately $1,041,000 of the Company's cash.

        The Company has informal agreements with one of its major suppliers with respect to the reduction of certain charges. Such reductions aggregate approximately $283,000 at December 31, 1996, which is reflected as a reduction in the balance of the payable to this vendor on the Company's books. Such amounts have not formally been credited by the vendor to the Company's account.

        At December 31, 1996, the Company had approximately $398,000 recorded as deferred tax assets, representing amounts the Company believes are more likely than not to be recovered through future operations, of which there can be no assurance. Taxable income would need to aggregate approximately $1,000,000 prior to the expiration of these carry-forwards in the year 2011, for the Company to realize their full benefit. The Company's evaluation of the recoverability of deferred tax assets is based on certain assumptions regarding future operations, of which there can be no assurance. Specifically, such evaluation assumes an annualized profitability on the two new Cookstores opened in December 1996, the anticipation of opening two additional Cookstores within three years of December 31, 1996 (and that such stores will experience

39696.4
                                      -17-
similar profitability to the Company's existing Cookstores), and the absence of certain professional, consulting and finance charges incurred during fiscal 1996 which the Company believes are non-recurring.

         The Company anticipates that it will be necessary for the Company to refinance its existing credit facilities and raise additional capital during the next twelve months in order to increase the number of Cookstores and become profitable. However, there can be no assurance that this will occur. The failure of the Company to secure additional financing would have a material adverse affect on the Company.


Item 7.  Financial Statements and Supplementary Data.

  See Item 13 of this Form 10-KSB, "Exhibits, Lists, and Reports on Form 8-K."


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.

         The following table sets forth certain information concerning the directors and executive officers of the Company.


        Name               Age                   Position
        ----               ---                   --------
George Gaylord .............70   Senior Chairman of the Board and Director
John Gaylord ...............42   Chairman of the Board, Chief Executive Officer,
                                 Treasurer, Chief Financial Officer and Director
John D. Critser ............42   President, Chief Operating Officer and Director
Janet Gaylord Goodburn .....37   Secretary
Martin C. Licht ............55   Director





         All directors of the Company hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualify. Officers serve at the discretion of the Board of Directors.


39696.4
                                      -18-

         The following is a brief summary of the background of each executive officer and director of the Company:

         George Gaylord has been a director and Senior Chairman of the Company since its inception in July 1994. Mr. Gaylord opened the Company's first Little Professor Book Center in 1970 and was Chairman and Chief Executive Officer of each of the Subsidiaries from their inception through November 1993. Mr. Gaylord has been a director and Chairman Emeritus of the Subsidiaries since November 1993. Mr. Gaylord is the father of John Gaylord, Janet Gaylord Goodburn, Susan Gaylord Noble and Judy Gaylord and is the uncle of John D. Critser.

         John Gaylord has been Chairman of the Board of Directors, Chief Executive Officer, Treasurer, Chief Financial Officer and a director of the Company since its inception in July 1994. Since November 1993, Mr. Gaylord has served as Chairman of the Board of Directors and Chief Executive Officer of the Subsidiaries. From August 1977 through November 1993, Mr. Gaylord served as President or Vice President of each of the Subsidiaries. Mr. Gaylord is the son of George Gaylord, the brother of Janet Gaylord Goodburn, Susan Gaylord Noble and Judy Gaylord, and the first cousin of John D. Critser.

         John D. Critser has been a director, President and Chief Operating Officer of the Company since its inception in July 1994. Mr. Critser has been President and Chief Operating Officer of each of the Subsidiaries since November 1993. Prior to joining the Company in July 1993, Mr. Critser was Vice President
- Store Operations for Eckerd Vision Group, a division of the Eckerd Corporation. Mr. Critser joined Eckerd Corporation in 1983 as an operations manager and served as a Vice President of the Eckerd Vision Group since February 1991. He holds a B.S. degree in Administrative Science (1976) and an M.B.A.
 degree from the University of South Florida (1981). Mr. Critser is the first cousin of John Gaylord, Janet Gaylord Goodburn, Susan Gaylord Noble and Judy Gaylord and the nephew of George Gaylord.

         Janet Gaylord Goodburn has been the Secretary of the Company since its inception in July 1994. Commencing in October 1984 Ms. Goodburn served as a Vice President of each of the Subsidiaries and she has also served as the Secretary and/or Treasurer of certain of the Subsidiaries. Ms. Goodburn is the daughter of George Gaylord and the sister of John Gaylord, Susan Gaylord Noble and Judy Gaylord and the first cousin of John D. Critser.

         Martin C. Licht has been a director of the Company since November 1995. He has been a practicing attorney since 1967 and has been a partner of the law firm of Lane & Mittendorf LLP, since January 1997. Mr. Licht is also a director of two companies traded on the NASDAQ Small Capitalization Market, Natural Health Trends Corp. which owns and operates three vocational schools and is engaged in the business of complementary medicine and Cable & Co. Worldwide, Inc. which imports and markets footwear on a wholesale basis.

39696.4
                                      -19-

Directors' Compensation

         Directors of the Company do not receive any fixed compensation for their services as directors. However, the Board of Directors may authorize the payment of a fixed sum to non-employee directors for their attendance at regular and special meetings of the Board as is customary for similar companies. Directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. For the fiscal year ended December 31, 1996, neither the Company nor the Subsidiaries paid its directors any cash or other form of compensation for acting in such capacity except that directors who were also executive officers of the Company and Subsidiaries received cash compensation for acting in the capacity of executive officers.

Item 10.  Executive Compensation.

         The   following   table   provides  a  summary  of  cash  and  non-cash
compensation for each of the last three fiscal years ended December 31, 1994, 1995 and 1996 with respect to the following officers of the Company:

                                           Annual Compensation                       Long-Term Compensation
                                           -------------------                 ---------------------------------
                                                                                       Awards          Payouts
                                                                               ----------------------- ---------
                                                                                           Securities
                                                                              Restricted   Underlying
                                                           Other Annual         Stock       Options     LTIP       All Other
Name and Principal Positions   Year  Salary($)  Bonus($)  Compensation($)(1)  Award(s)($)   SARs(#)   Payouts($) Compensation
----------------------------   ----  --------   -------   ------------------  ----------    -------   ---------  ------------
John Gaylord...................1996   134,048      --           --               --            --         --       --
 Chief Executive Officer and ..1995   136,259      --           --               --            --         --       --
 Chairman of the Board ........1994   139,832      --           --               --            --         --       --
George Gaylord.................1996   145,423      --           --               --            --         --       --
 Senior Chairman of the Board..1995   216,010      --           --               --            --         --       --
                                      234,641      --           --               --            --         --       --
John D. Critser................1996   122,532      --           --               --            --         --       --
 President and Chief Operatin..1995   103,076      --           --               --            --         --       --
 Officer(2) ...................1994    88,443    40,000(2)      --               --            --         --       --



(1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of each of such individual's total annual salary and bonus.

(2) Mr. Critser received 21,845 shares of Common Stock in 1994 which were valued at $40,000.

Employment and Consulting Agreements

         The Company has entered into employment agreements with George Gaylord, John Gaylord and John D. Critser, which will expire in April 1998, under which they each receive annual salaries of $150,000 per annum. The agreements provide that the executive will be eligible to receive short-term incentive bonus compensation if the Company is profitable, the amount of which, if any, will be determined by the Board of Directors based on the employee's performance, contributions to the Company's success and on the Company's ability to pay such incentive compensation. The employment agreements also provide for termination based on

39696.4
                                      -20-
death, disability, voluntary resignation or material failure in performance. The employment agreements provide for severance payments upon termination unless the executive is terminated without cause, in which case the executive will receive one year's salary as severance. The agreements contain non-competition provisions that preclude each executive from competing with the Company for a period of one year from the date of termination of employment.

Stock Options

         No options were granted to, held or exercised by, any of the Company's officers during the fiscal year ended December 31, 1996. The Company has adopted the 1994 Stock Option Plan under which up to 333,333 options to purchase shares of Common Stock may be granted to key employees, consultants and members of the Board of Directors of the Company. The exercise price of the options will be determined by the Stock Option Committee selected by the Board of Directors, but the exercise price will not be less than 85% of the fair market value of the Common Stock on the date of grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information as of February 28, 1997 as to the Common Stock and Series A Preferred Stock ownership of each of the Company's directors, executive officers, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.


39696.4
                                      -21-

                                           Ownership of Common Stock and Series A Preferred Stock



Name and Address of Beneficial      Common Stock  Common      Series A            Series A
------------------------------      Number of     Stock       Preferred           Preferred Stock
             Owner                  Shares(1)     Percentage  Stock - Number      Percentage
             -----                  ------        ----------  --------------      ----------
George Gaylord......................678,580(2)(4)     17.9%         28,320          47.2%
  2611 Clarion Court
  Columbus, Ohio  43220
John Gaylord........................496,036(2)(3)     13.1%         20,720           34.5
  8836 Finlarig Drive
  Dublin, Ohio  43017
Judy Gaylord........................198,344(2)        5.2%           2,945            4.9
  8667 Blanca Ct.
  Powell, Ohio  43065
Janet Gaylord Goodburn..............198,344(2)        5.2%           2,946            4.9
  3935 Cedric Lane
  Dublin, Ohio  43017
Susan Gaylord Noble.................198,344(2)        5.2%           2,945            4.9
  2933 Kicking Bird Trace
  Dublin, Ohio  43017
John D. Critser.................... 160,877(2)(4)     4.3%           2,124            3.5
  8562 Torwoodlee Ct.
  Dublin, Ohio  43017
Martin C. Licht.....................                    -             -                 -
  Selden Lane
  Greenwich, Connecticut
  06831
--------------------------------

All present officers and
directors as a group
  (5 persons).......................1,533,837         40.5%                           100%


(1) Unless otherwise noted, all persons named in the table have sole voting and dispositive power with respect to all shares of Common Stock and Series A Preferred Stock beneficially owned by them.

(2) Each of these five members of the Gaylord family named, as well as John D. Critser, disclaims beneficial ownership of the securities owned by the other individuals named in the above table.

(3) Includes 71,345 shares of Common Stock and 2,960 shares of Series A Preferred Stock owned by John Gaylord's wife, Jennifer Lynn Gaylord.

(4) The foregoing does not reflect an agreement between Mr. Critser and George Gaylord whereby George Gaylord may purchase from Mr. Critser up to the following number of

39696.4
                                      -22-
     shares if Mr. Critser's employment with the Company is terminated for any reason during any of the 12-month periods ending on July 31st of the years indicated: 78,992 shares (1997) and 39,497 shares (1998). The purchase price for the shares of Common Stock will be Mr. Critser's cost.


Item 12.  Certain Relationships and Related Transactions.

         Pursuant to an agreement dated September 12, 1994 between Gaylord Family Limited ("GFL") and the Franchisor, the Franchisor has agreed to make payments to GFL for the development of the superstore concept for two Little Professor bookstores. GFL is owned by John Gaylord, George Gaylord, Janet Gaylord Goodburn, Susan Gaylord Noble and Judy Gaylord. The Franchisor has agreed to pay to GFL 25% of the initial franchise fees and 33% of the royalties paid to the Franchisor by Little Professor bookstores unaffiliated with the Company located in Ft. Wayne, Indiana (the "Ft. Wayne Store") and Reston, Virginia (the "Reston Store"). GFL received $48,621 in 1995 and $21,670 in 1996 pursuant to such agreement. George Gaylord receives all of the payments, net of expenses, received by GFL from the Franchisor.

         John Gaylord and George Gaylord have guaranteed, jointly and severally, certain loans in the aggregate principal amount of $559,994 due to Bank One Columbus, N.A. John Gaylord and Jennifer Lynn Gaylord, his wife, and George Gaylord have mortgaged their respective residences to secure the guarantees. John Gaylord and Jennifer Lynn Gaylord have guaranteed, jointly and severally, the lease for the Cookstore located in the Lane Avenue Shopping Center, Columbus, Ohio. George Gaylord has guaranteed the lease for the Superstore located in the Lane Avenue Shopping Center, Columbus, Ohio. In addition, John Gaylord and George Gaylord have jointly and severally guaranteed certain promissory notes in the aggregate principal amount of $300,000.

         George Gaylord is a founder of the Company and may be deemed a parent of the Company as a result of his ownership of approximately 17.9% of the Common Stock, his service as a director, and his relationship to his children who collectively owned approximately 28.7% of the Common Stock. John Gaylord may be deemed a parent of the Company as a result of his ownership of approximately 13.1% of the Common Stock, including the 71,345 shares of Common Stock owned by his wife, Jennifer Lynn Gaylord, his executive position, his service as a director, and his relationship to his father, George Gaylord, who owns approximately 17.9% of the Common Stock .

         As of December 31, 1996, George Gaylord, John Gaylord, Susan Gaylord Noble, Janet Gaylord Goodburn and Judy Gaylord owed the Company an aggregate of $67,112 in connection with advances made to such individuals by the Company and the Subsidiaries. The debt is evidenced by a term note (the "Note"), dated February 28, 1995, in the original principal amount of $88,701 executed by such individuals. Each of the parties are jointly and severally liable for the entire amount due under the Note. The Note bears interest at 8.5% per annum and

39696.4
                                      -23-
is payable in sixty equal monthly installments of principal and interest which commenced August 1, 1995.

         Martin C. Licht, a partner of Lane & Mittendorf LLP, the Company's counsel, is a director of the Company. The Company paid $240,594 in 1995 and $185,000 in 1996 to law firms in which Martin C. Licht was a member.


   Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)      Index to Financial Statements

    1.   Financial Statements                                               Page

         Independent Auditor's Report                                       F-2

         Consolidated Balance Sheet - December 31, 1996                     F-3

         Consolidated Statements of Operations - Years Ended
         December 31, 1996, and 1995                                        F-4

         Consolidated Statement of Changes in Stockholders'
         the years ended December 31, 1996 and 1995                         F-5

         Consolidated Statements of Cash Flow - Years Ended
         December 31, 1996 and 1995                                         F-6

         Notes to Financial Statements                                      F-7

    2.   Financial Statement Schedules

         None

    3.  Exhibits Included Herein

         See Exhibit Index on page 25 hereof for the exhibits filed as part of this Form 10-KSB.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed with the Securities and Exchange Commission during the quarter ended December 31, 1996.


39696.4
                                      -24-

(c) Exhibit Index

Number                              Description of Exhibit

3.1  --  Certificate of Incorporation of the Company.+
3.2  --  By-Laws of the Company.+
4.1 -- Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company, as warrant agent.+
4.2  --  1994 Stock Option Plan, as amended.+
4.3  --  Specimen Certificate of the Company's Warrant.+
4.4  --  Form of Underwriter's Warrants.+
10.1 --  Form of Employment Agreement between the Company and John D. Critser.+
10.2 --  Form of Employment Agreement between the Company and John Gaylord.+
10.3 --  Form of Employment Agreement between the Company and George Gaylord.+
10.4 --  Agreements between the Subsidiaries and Bank One, Columbus, N.A.+
10.5 -- Exchange Agreement, dated as of August 1, 1994, by and among George Gaylord, John Gaylord, Janet Gaylord Goodburn, Susan Gaylord Noble, Judy Gaylord, Jennifer Lynn Gaylord, John D. Critser and Gaylord Companies, Inc.+
10.6 -- Lease, dated September 30, 1987, between UAP-Columbus JV326132, as Landlord and Gaylord Book Company, as Tenant, as amended, for premises located at 1655 and 1657 West Lane Avenue,Lane Avenue Shopping Center, Upper Arlington, Ohio.+
10.7 -- Lease, dated December 15, 1988, between Retail Projects of Cincinnati, Inc., as Landlord, and Little Professor Enterprises, Inc., as Tenant, as subsequently assigned to Gaylord's Inc. and amended, for premises located at Space 180, Forest Fair Mall, Forest Park, Ohio.+
10.8 -- Lease, dated June 13, 1989, between UAP-Columbus JV326132, as Landlord, and The Cookstore, Inc., as Tenant, as amended, for premises located at 1677 West Lane Avenue, M-1/4 and M-6, Lane Avenue Shopping Center, Upper Arlington, Ohio.+
10.9 -- Lease, dated September 24, 1990, between Planned Communities Company, as Landlord, and Little Professor Enterprises, Inc., as Tenant, for premises located at Worthington Square Shopping Center, Worthington, Ohio.+
10.10 -- Lease,   dated  July  16,  1992,   between  Sawmill  Place  Plaza
         Associates, as Landlord, and Little Professor Enterprises, Inc., as Tenant, as amended, for premises known as Space 122, Plaza at Sawmill Place, 2700 Sawmill Place Blvd., Columbus, Ohio.+
10.11 -- Lease, dated September 10, 1993, between UAP-Columbus, JV326132, as Landlord, and Gaylord Book Co., Inc., as Tenant, as amended, for premises located at 1595 West Lane Avenue, Upper Arlington, Ohio.+
10.12 -- Lease, dated September 13, 1993, between Aetna Life Insurance Company, as Landlord, and Gaylord Companies, Inc., as Tenant, for premises located at Worthington Mall, Worthington, Ohio.+

39696.4

Number            Description of Exhibit


10.13  --  Lease, dated October 21, 1993, between Greater Boardman Plaza, Inc., as Landlord, and Gaylord Enterprises, Inc., as Tenant, for premises located at Room No. 101, Greater Boardman Plaza Shopping Center, 255 Boardman-Canfield Road, Youngstown, Ohio.+
10.14  --  Lease,  dated July 15, 1994,  between Glimcher  Properties Limited
           Partnership, as Landlord, and Gaylord Companies, as Tenant, for premises located at the Mall at Fairfield Commons, Store #E181, Beavercreek, Ohio.+
10.15  --  Lease,   dated  August  19,  1994,   between   DeBartolo  Capital
           Partnership, as Landlord, and The Cookstore Inc., as Tenant, for premises located at Room 240, Summit Mall Shopping Center, 3265 West Market Street, Akron, Ohio.+
10.16  --  Sublease, dated August 31, 1994, between J.E. Hanger, Inc., sublessor and The Gaylord Companies, Inc., sublessee, as a sublease under the master lease dated April 23, 1991 between Teachers Insurance and Annuity Association, as lessor, and J.E.Hanger, Inc., as lessee, for premises located at 4006 Venture Court, Columbus,Ohio.+
10.17  --  Consignment Agreement, dated February 25, 1989, between Ingram
           Industries, Inc., as Consignor, and Gaylord's, Inc., as Consignee, relating to the store located at 1018 Forest Fair Drive, Cincinnati, Ohio.+
10.18  --  Consignment Agreement dated May 21, 1991, between Ingram Book
           Company, as Consignor, and Little Professor Enterprises, Inc., as Consignee, relating to the store located at 155 Worthington Square, Worthington, Ohio.+
10.19  --  Consignment Agreement, dated February 10, 1993, between Ingram Book
           Company, as Consignor, and Gaylord Book Company, as Consignee, relating to the store located at 1646 W.Lane Avenue, Columbus, Ohio.+
10.20  --  Consignment Agreement, dated February 10, 1993, between Ingram Book
           Company, as Consignor, and Little Professor Enterprises, Inc., as Consignee, relating to the store located at 6490 Sawmill Road, Columbus, Ohio.+
10.21  --  Consignment  Agreement,  dated December 1993,  between Ingram Book
           Company, as Consignor,  and Gaylord Enterprises,  Inc., as Consignee,
           relating  to  the  store  located  at  101  Boardman-Canfield   Road,
           Boardman, Ohio.+
10.22  --  License Agreement, dated as of January 1, 1994, between Sawworth Book
           Company, as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 55 Worthington Square, Worthington, Ohio.+
10.23  --  License  Agreement,  dated as of January 1, 1994, between Sawworth
           Book Company, as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 6490 Sawmill Road, Columbus, Ohio.+
10.24  --  License  Agreement,  dated as of January 1, 1994,  between Gaylord
           Enterprises, Inc., as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 101 Boardman-Canfield Road, Boardman, Ohio.+

39696.4

10.25  --  License Agreement, dated as of January 1, 1994, between Gaylord's,
           Inc., as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 1018 Forest Fair Drive, Cincinnati, Ohio.+
10.26  --  License Agreement, dated as of January 1, 1994, between Gaylord Book
           Company, as License Owner, and Little Professor Book Centers, Inc., as Franchisor, relating to 1657 W. Lane Avenue, Columbus, Ohio.+
10.27  --  Agreement, dated as of January 1, 1994, between the Company and
           Little Professor Book Centers, Inc.+
10.28  --  Letter Agreement, dated September 12, 1994, from Little Professor
           Book Centers, Inc. to Gaylord Family Limited.+
10.29  --  Mutual Release Agreement, dated September 12, 1994, among Little
           Professor Book Centers, Inc. and the Company Gaylord's, Inc., Gaylord Family Investments, Inc., Gaylord Book Company, Sawworth Book Company, Gaylord Enterprises, Inc., Gaylord Family Limited, George Gaylord and John Gaylord.+
10.30  --  Loan  Agreement with Bank One+
21.1   --  List of  Subsidiaries.+
27.1   --  Financial Data Schedule.*

* Filed with this Form 10-KSB

+ Previously Filed with Registration Statement No. 33-90832.



39696.4
                                      -27-

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:          April 14, 1997    GAYLORD COMPANIES, INC.

                                  By:      /S/ JOHN D. CRITSER
                                          --------------------------------------
                                           John D. Critser, President, Chief
                                           Operating Officer, Director


                                  By:      /S/ JOHN GAYLORD
                                          --------------------------------------
                                           John Gaylord, Chairman of the
                                           Board, Chief Executive Officer,
                                           Treasurer, Chief Financial Officer
                                           and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


Name                                Title                             Date
---------------------  -----------------------------------       ---------------
/S/ JOHN D. CRITSER
---------------------
John D. Critser        President, Chief Operating Officer,       April 14, 1997
                       Director

/S/ JOHN GAYLORD
---------------------
John Gaylord           Chairman of the Board, Chief              April 14, 1997
                       Executive Officer, Treasurer, Chief
                       Financial Officer and Director

/S/ MARTIN C. LICHT
---------------------
Martin C. Licht        Director                                  April 14, 1997

/S/ GEORGE GAYLORD
---------------------
George Gaylord         Senior Chairman                           April 14, 1997
                       of the Board and
                       Director



39696.4

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS





                                                                           Page
                                                                          ------
Independent Auditors' Report                                                F-2

Consolidated Balance Sheet at December 31, 1996                             F-3

Consolidated Statement of Operations for the years ended
 December 31, 1996 and 1995                                                 F-4

Consolidated Statement of Stockholders' Equity for the years
 ended December 31, 1996 and 1995                                           F-5

Consolidated Statement of Cash Flows for the years ended
 December 31, 1996 and 1995                                                 F-6

Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and
   Board of Directors
Gaylord Companies, Inc.

                  We have audited the accompanying consolidated balance sheet of Gaylord Companies, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gaylord Companies, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.


                                                   /s/ Feldman Radin & Co., P.C.
                                                  ------------------------------
                                                   Feldman Radin & Co., P.C.
                                                   Certified Public Accountants
February 28, 1997,
   March 27, 1997 as to Note 11
    and April 15, 1997 as to Note 5

                             GAYLORD COMPANIES, INC.

                                  BALANCE SHEET

                                DECEMBER 31, 1996



                                                    ASSETS

CURRENT ASSETS:
     Cash                                                      $        818,518
     Accounts receivable - trade                                         80,329
     Other receivables                                                  177,217
     Inventories                                                      2,210,240
     Prepaid expenses and other current assets                          210,539
                                                                ----------------

         TOTAL CURRENT ASSETS                                         3,496,843

PROPERTY AND EQUIPMENT                                                  723,576
GOODWILL                                                                120,292
DEFERRED INCOME TAXES                                                   398,196
INVESTMENT                                                              125,000
OTHER ASSETS                                                             26,977
                                                                ----------------

                                                               $      4,890,884
                                                                ================

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                     $      2,244,918
     Sales and other taxes payable                                      190,474
     Line of credit                                                     395,000
     Convertible notes                                                  270,000
     Current portion of long-term debt                                  164,994
                                                                ----------------

         TOTAL CURRENT LIABILITIES                                    3,265,386

NOTE PAYABLE, net of discount                                           214,667

STOCKHOLDERS' EQUITY:
     Cumulative preferred stock, par value
         $.01 per share;  1,500,000 shares
         authorized, 60,000 shares issued and outstanding               300,000
     Common stock, par value $.01 per share;
         10,000,000 shares authorized, 3,635,000
         shares issued and outstanding                                   36,350
     Paid-in-capital in excess of par                                 2,338,938
     Accumulated deficit                                               (999,219)
     Receivable for stock                                              (168,571)
     Unearned stock compensation                                        (96,667)
                                                                ----------------

         TOTAL STOCKHOLDERS' EQUITY                                   1,410,831
                                                                ----------------

                                                               $      4,890,884
                                                                ================

    The notes are an integral part of the consolidated financial statements.
                                       F-3

                             GAYLORD COMPANIES, INC.

                             STATEMENT OF OPERATIONS



                                                   Year ended December 31,
                                             -----------------------------------
                                                   1996               1995
                                             ---------------    ----------------

NET SALES                                   $    13,304,394   $      13,722,144

COST OF GOODS SOLD, including store
     occupancy and delivery costs                 9,866,911          10,177,693
                                             ---------------    ----------------

GROSS PROFIT                                      3,437,483           3,544,451
                                             ---------------    ----------------

OPERATING EXPENSES:
     Store operating expenses                     2,473,243           2,394,236
     Administrative                               1,333,846           1,206,874
     Depreciation and amortization                  193,810             246,991
                                             ---------------    ----------------
                                                  4,000,899           3,848,101
                                             ---------------    ----------------

OPERATING INCOME (LOSS)                            (563,416)           (303,650)
                                             ---------------    ----------------

OTHER INCOME (EXPENSE):
     Interest expense                              (327,734)           (391,081)
     Interest income                                 15,917               4,448
     Amortization of discount on
     notes payable                                  (10,667)           (190,208)
     Amortization of debt issue costs              (139,319)                  -
     Other - net                                     37,409               3,074
                                             ---------------    ----------------
                                                   (424,394)           (573,767)
                                             ---------------    ----------------

INCOME (LOSS) BEFORE INCOME TAXES                  (987,810)           (877,417)

INCOME TAX BENEFIT                                        -             267,490
                                             ---------------    ----------------

NET INCOME (LOSS)                          $       (987,810)  $        (609,927)
                                             ===============    ================

EARNINGS (LOSS) PER COMMON SHARE           $          (0.33)  $           (0.29)
                                             ===============    ================

WEIGHTED AVERAGE COMMON SHARES USED               3,103,957           2,125,000
                                             ===============    ================











    The notes are an integral part of the consolidated financial statements.

                                                         GAYLORD COMPANIES, INC.

                                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                            Paid-in     Unearned
                                    Preferred Stock        Common Stock     Capital in  Stock                   Retained
                               ----------------------    -----------------  Excess of   Compen-      Receivable Earnings
                                    Shares     Amount    Shares     Amount  Par Value   sation       for Stock (Deficit)     Totals
                               ------------   -------   --------   -------  ----------  ---------    --------- --------   ----------

BALANCE - DECEMBER 31, 1994               -  $      -   2,000,000  $20,000  $  226,024  $      -   $        -  $639,897  $  885,921

Sale of preferred stock              60,000   300,000           -        -           -         -            -         -     300,000
Sale of common stock and warrants         -         -     750,000    7,500   1,374,793         -            -         -   1,382,293
Dividends paid on preferred stock         -         -           -        -           -         -            -    (5,379)     (5,379)
Net loss                                  -         -           -        -           -         -            -  (609,927)   (609,927)
                               ------------   -------   ---------  -------  ----------  ---------    -------- ---------   ---------

BALANCE - DECEMBER 31, 1995          60,000   300,000   2,750,000   27,500   1,600,817         -            -    24,591   1,952,908

Sale of stock to consultant               -         -     300,000    3,000     297,000         -     (168,571)        -     131,429
Shares issued with note payable           -         -     180,000    1,800      94,200         -            -         -      96,000
Shares issued for services                -         -     170,000    1,700     112,050  (110,000)           -         -       3,750
Conversion of notes, net of associated
 deferred debt issue costs                -         -     235,000    2,350     234,871         -            -         -     237,221
Dividends on preferred stock              -         -           -        -           -         -            -   (36,000)    (36,000)
Amortization of unearned stock
 compensation                             -         -           -        -           -    13,333            -         -      13,333
Net loss                                  -         -           -        -           -         -            -  (987,810)   (987,810)
                               ------------   -------   ---------  -------   ---------   -------   ----------  --------   ---------

BALANCE - DECEMBER 31, 1996          60,000  $300,000   3,635,000  $36,350  $2,338,938  $(96,667)   $(168,571)$(999,219) $1,410,831
                               ============   =======   =========  =======   =========   =======     ========   =======   ==========





    The notes are an integral part of the consolidated financial statements.

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                      Year ended December 31,
                                                                                                 -----------------------------------
                                                                                                       1996               1995
                                                                                                 ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                         $       (987,810)  $        (609,927)

     Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
         Depreciation and amortization                                                                  193,810             246,991
         Non cash imputed compensation expense                                                           57,012                   -
         Gain on disposal of property and equipment                                                        (602)                  -
         Amortization of discount on notes payable                                                       10,667             190,208
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                                                  (38,231)             (9,674)
            Decrease (increase) in other receivables                                                     16,490               5,844
            Decrease (increase) in inventory                                                           (399,788)              3,148
            Decrease (increase) in prepaid expenses and other assets                                    (96,668)            (60,505)
            Decrease (increase) in other assets                                                          11,136               8,862
            Decrease (increase) in deferred income taxes                                                      -            (261,112)
            Increase (decrease) in accounts payable                                                     551,627            (253,272)
            Increase (decrease) in sales and other taxes payable                                         11,171              32,560
            Increase (decrease) in other current liabilties                                                   -             (51,823)
            Decrease (increase) in deferred registration costs                                                -             192,832
                                                                                                 ---------------    ----------------
                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                       (671,186)           (565,868)
                                                                                                 ---------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                (204,551)            (26,775)
     Proceeds from sale of property and equipment                                                         3,785                   -
                                                                                                 ---------------    ----------------
                NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       (200,766)            (26,775)
                                                                                                 ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                                                                -             300,000
     Proceeds from issuance of common stock and warrants, net of expenses                                69,721           1,382,293
     Dividends paid                                                                                     (36,000)             (5,379)
     Proceeds from note payable                                                                         204,000                   -
     Proceeds from bank debt                                                                            395,000             250,000
     Repayments of bank debt                                                                           (463,770)           (688,817)
     Proceeds from issuance of convertible notes                                                        622,500                   -
     (Increase) decrease in restricted cash                                                             250,000            (250,000)
     Principal payments of capital lease obligations                                                          -              (8,062)
                                                                                                 ---------------    ----------------
                NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                      1,041,451             980,035
                                                                                                 ---------------    ----------------
NET INCREASE (DECREASE) IN CASH                                                                         169,499             387,392

CASH AT BEGINNING OF YEAR                                                                               649,019             261,627
                                                                                                 ---------------    ----------------
CASH AT END OF YEAR                                                                            $        818,518   $         649,019
                                                                                                 ===============    ================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid during the year for:
         Interest                                                                              $        318,612   $         147,391
                                                                                                 ===============    ================
         Income taxes                                                                          $              -   $               -
                                                                                                 ===============    ================
     Non cash financing and investing activity:
         Conversion of notes payable to common stock                                           $        352,500   $               -
                                                                                                 ===============    ================
         Common stock issued for future services                                               $        112,500   $               -
                                                                                                 ===============    ================
         Receivable for common stock                                                           $        168,571   $               -
                                                                                                 ===============    ================

    The notes are an integral part of the consolidated financial statements.

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)   Basis of Presentation

         The financial statements of Gaylord Companies, Inc. (the "Company") include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The Company is a specialty retailer of books, quality cookware and serving equipment, with operations in Ohio, Indiana and Kentucky.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (b)  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the retail method and the FIFO method.

         (c) Investments

         The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This SFAS requires, among other things, that securities designated as available for sale be revalued at period end with the unrealized gain or loss, net of tax effect, recorded as an element of stockholders' equity. The held to maturity classification includes debt securities that the Corporation has the positive intent and ability to hold to maturity which are carried at amortized cost. The available for sale classification includes debt and equity securities which are carried at fair value. Unrealized gains or losses on securities available for sale are included as a separate component of stockholders' equity, net of tax effect.

         The Company has an eleven percent interest in the common stock of a franchisor organization, Little Professor Book Company ("LPBC"), held for long-term investment purposes, which is stated at cost which management believes approximates fair market value. An agreement with the franchisor states that the franchisor may purchase the stock from the Company at the end of the license agreements with the franchisor at the higher of cost, book value, or market value.

         (d)  Property and Equipment

         Property and equipment are stated at cost. Property and equipment held under capital leases are stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease.

         Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Property and equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

         (e) Goodwill

         Goodwill,  which  arose  as a  result  of  the  purchase  of one of the
         Company's bookstores in 1977 is being amortized on a straight-line basis over a period of 40 years. The Company assesses the recoverability of the goodwill by evaluating whether the amortization of the goodwill balance over its remaining useful life can be recovered through projected undiscounted future results of the acquired entity. The amount of goodwill impairment, if any, is measured based on projected discounted future results, using a discount rate reflecting the Company's average cost of capital.

         (f)  Preopening Costs

         Expenses associated with the opening of new stores are deferred and amortized ratably over a twelve month period beginning on the date of the store opening.

         (g)  Net Earnings (Loss) Per Share

         Net earnings (loss) per share is computed based on the weighted average number of common shares outstanding after giving effect to preferred stock dividends.

         (h) Fair Value of Financial Instruments

         The  carrying   amounts   reported  in  the  balance  sheet  for  cash,
         receivables, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

         (i) Stock Based Compensation

         The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting For Stock-Based Compensation," the Company has adopted the pro forma disclosure requirements of Statement No. 123 in fiscal 1996.

         (j) Impairment of Long - Lived Assets

         The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of" as of January 1, 1996. Such adoption had no material effect on the financial position of the Company.

2.       OTHER RECEIVABLES

         Other receivables consist of the following at December 31, 1996:

         Officers' receivable               $                67,112
         Other receivables                                  110,105
                                                   ----------------
                                            $               177,217
                                                   ================

         The officers' receivable is due in monthly installments through July 2000 and bears interest at the rate of 8.5% per annum.

3.       INVENTORIES

         The Company, as consignee, has entered into consignment agreements whereby title to the consigned goods remain with the consignor until sold by the Company. These consignment agreements have an original term of 2 years with automatic one-year renewals, unless terminated by either party. The Company is obligated to pay a formula based consignment fee. Such formula is based on the average amount of consigned goods held during the period at prime plus 2 percent (10.5% at December 31, 1996 and 1995) plus a fixed charge. The total consignment fees for the years ended December 31, 1996 and 1995 were $261,900 and $254,300, respectively.

         The Company may return consigned goods to the consignor up to a defined level without a fee. Upon the termination of the consignment agreements, the consignor shall be entitled to the immediate return of all of the consigned goods.

         As the consigned goods remain the property of the consignor until sold, the consigned goods (cost of approximately $2,871,000 at December 31,
         1996) are not reflected as inventory in the accompanying consolidated financial statements. The maximum amount of consigned goods the Company may have on hand at any time cannot exceed $4,670,000 (at retail value). The consigned goods sold under this arrangement were approximately 64% and 61% of cost of sales in the years ended December 31, 1996 and 1995, respectively.

         Currently, the Company is not in compliance with the provisions in the consignment agreement with respect to the Company's inventory turnover ratios. Upon a default under the consignment agreements, the consignor may terminate all of such consignment agreements.

4.       PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment at December 31, 1996:

                                          Depreciable
                                              Life
                                       ------------------
Computers and equipment                      5 years          $          285,072
Leasehold improvements                      10 years                     550,213
Furniture and fixtures                       7 years                   1,091,179
                                                                ----------------
                                                                       1,926,464
Accumulated depreciation and amortization                              1,202,888
                                                                ----------------
                                                              $          723,576
                                                                ================

5.       BANK DEBT

         The following is a summary of bank debt at December 31, 1996:

         Term loan                                           $           164,994
         Line of credit                                                  395,000
                                                                ----------------
                                                             $           559,994
                                                                ================


         In November 1995, the Company entered into a master financing agreement with its lending bank, which was amended in May 1996. Under the amended agreement, the rate of interest was set at prime plus 2.5% and all outstanding principal became due on January 10, 1997.

         The  Company's   accounts   receivable,   inventory  and  property  and
         equipment, are pledged as security under this loan agreement. Also, certain stockholders have personally guaranteed the debt.

         In April 1997, an amendment to this financing agreement was entered into pursuant to which all principal becomes due by May 31, 1997 and the interest rate is increased to prime plus 3.5%.

6.       BRIDGE FINANCINGS

         In August 1994, the Company borrowed $500,000 in a bridge financing. In accordance with Accounting Principles Board Opinion No. 14, the proceeds received for the bridge financings were allocated between the equity and debt securities included in such units based upon their relative estimated fair values. The difference between the face amount and the allocated value of the debt was recorded as a discount on the notes payable totaling $150,000. An additional $57,500 of financing costs were also recorded as discounts. The remaining unamortized discount was written off during November 1995 upon the Company's accelerated repayment of the bridge loans with the proceeds of its Initial Public Offering.

7.       COMMITMENTS AND CONTINGENCIES

         (i)  Leases

         The Company has ten noncancelable operating leases, covering its headquarters and its store locations. Such leases expire variously over the next ten years, but also provide for renewal options.

         Future minimum lease payments under noncancelable operating leases are as follows:

                                                                   Operating
Year ending December 31,                                             leases
                                                                ----------------
1997                                                         $         1,162,471
1998                                                                   1,220,127
1999                                                                   1,022,610
2000                                                                     852,037
2001                                                                     873,708
Later years, through 2006                                              2,109,458

         Total rental expense for operating leases was $1,512,178 and $1,156,662 in 1996 and 1995, respectively, including contingent rentals of $141,389 and $166,266 in 1996 and 1995, respectively.

         (ii)  License Agreements

         Four of the subsidiaries entered into five separate license agreements with LPBC with respect to six bookstores. The initial term of the license agreements expired on December 31, 1996 and may be extended by the Company until December 31, 2001. Until such time as a renewal agreement is drafted, the Company and LPBC are operating under a month-to-month agreement under the same terms. The Company pays LPBC a royalty of 1/2 of 1% of monthly sales for all of the bookstores. If there is a default by any of the Subsidiaries under any one of the license agreements, then LPBC may terminate all of the license agreements.

         The Company and LPBC also entered into a separate agreement (the "Supplementary Agreement") which includes, among other things, consulting services to be rendered to LPBC, rights of first refusal permitting the Company to open additional franchises, the termination of the license agreements and LPBC's repurchase of its common stock owned by the Company. Pursuant to the Supplementary Agreement, the Company or LPBC may terminate the license agreements and the Supplementary
         Agreement upon 12 months notice and the payment of $100,000. The initial term of the Supplementary Agreement expired on December 31, 1996 and may be extended by LPBC until December 31, 2001. In addition, upon the termination of the Supplementary Agreement, LPBC has the right to repurchase its shares of common stock owned by the Company at the greater of the cost to the Company, the book value or the fair market value of such shares. Until such time as a renewal agreement is drafted, the Company and LPBC are operating under a month-to-month agreement under the same terms. LPBC has granted the Company a right of first refusal for the opening of any Little Professor Bookstore in Ohio, or in Collier County or Lee County, Florida. Upon the opening of Little Professor Book Company bookstores by third parties in excess of 8,000 square feet in size, LPBC will pay to the Company the greater of $10,000 or 15% of its then current initial franchise fees plus 2/10 of 1% of the monthly sales during the initial term of any such agreements.

         (iii)  Employment Agreements

         The Company has entered into employment agreements with three of its executive officers which expire in April 1998. Aggregate annual salaries under these agreements are $425,000.

         (iv)  Verbal Agreements

         The Company has informal agreements with one of its major suppliers with respect to the reduction of certain charges. Such reductions aggregate approximately $283,000 at December 31, 1996, which is reflected as a reduction in the balance of the payable to this vendor on the Company's books. Such amounts have not formally been credited by the vendor to the Company's account.

8.       INCOME TAX EXPENSE (BENEFIT)

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109.

         The differences between income taxes computed by applying the statutory federal income tax rate (35%) and income tax expense (benefit) in the consolidated financial statements are:

                                                                            Years ended December 31,
                                                                  ---------------------------------------------
                                                                         1996                      1995

                                                                  ------------------       --------------------
Tax benefit computed at statutory rate                          $           (346,000)   $              (297,000)
State and local taxes, net of federal benefit                                      -                    (40,000)
Effect of permanent differences                                               29,000                     68,000

Other, net                                                                     3,000                      1,510
Tax benefit not recognized                                                   314,000                          -
                                                                  ------------------       --------------------
                                                                $                  -    $              (267,490)
                                                                  ==================       ====================

         The Company had deferred tax assets total $809,000, representing the tax effects of net operating loss carryforwards totaling $670,000, book depreciation in excess of tax depreciation of $110,000, and other items aggregating $29,000 as of December 31, 1996. The Company has a valuation allowance of approximately $411,000 as a reserve against such deferred tax assets. The net operating loss carryforwards totaling approximately $1,676,000, expire in the years 2009 and 2011.

9.       STOCKHOLDERS' EQUITY

         On August 1, 1994, the Company adopted the 1994 Stock Option Plan under which up to 333,333 options to purchase shares of common stock may be granted to key employees, consultants and members of the Board of Directors. As of December 31, 1996, no options have been issued under this plan.

         In March and May 1995, certain principal shareholders surrendered an aggregate of 41,667 and 659,735 shares, respectively, of the Company's common stock and such shares were retired. These transactions were accounted for as a recapitalization of the Company and were given retroactive effect in the accompanying consolidated financial statements for all periods presented.

         In October 1995 the Company effected a stock split of one and two-thirds shares for each issued and outstanding share in the form of a stock dividend. All common stock data in these financial statements are retroactively adjusted to reflect this transaction.

         The Company can issue a maximum of 1,500,000 shares of preferred stock, in one or more series, containing such rights, including voting rights, dividend rates, redemption prices and liquidation preferences, as the Board of Directors may determine.

         In November 1995, the Company sold 60,000 shares of Series A Cumulative preferred stock to certain shareholders for $5.00 per share. The shares pay an annual dividend of $0.60 per share and contain a liquidation preference of $5.00 per share.

         In April 1996, a consultant was issued options to purchase 300,000 shares for $1.00 per share. These were subsequently exercised for cash of $89,000, services valued at $42,429 and a non-interest bearing receivable totaling $168,571.

         In November 1996, a consultant was issued 100,000 shares in exchange for a fifteen month service agreement. Such shares were valued at $1.00 per share (the fair market value), with the resulting charge being amortized over the fifteen month term of the agreement.

         During 1996, an aggregate of 70,000 other shares were issued for services to various parties, which were valued at their aggregate fair value of $15,000.

10.      INITIAL PUBLIC OFFERING

         The Company completed an Initial Public Offering in November 1995, selling a total of 750,000 shares of common stock for $3.00 per share, and 1,725,000 warrants at $0.10 per warrant. The warrants initially entitled the holder to purchase one share of Company common stock at $3.00 per share through October 30, 2000. At December 31, 1996, the total number of shares issuable upon the exercise of such warrants has been increased to 2,756,917 and the exercise price has been adjusted to $2.13 per share pursuant to anti-dilution provisions. Warrants are redeemable by the Company at $0.05 per warrant, generally, upon the common stock achieving certain price levels. Net proceeds to the Company after underwriter discounts and other expenses were approximately $1.4 million. In connection with the public offering, the underwriter received warrants which allow for the purchase of (after adjustment for anti-dilution provisions) an aggregate 269,103 shares at $2.52 per share at December 31, 1996.

11.      CONVERTIBLE NOTES

         In June 1996, the Company issued six month, unsecured, convertible notes with an aggregate face of amount of $622,500, which bear interest at the rate of 5% per annum, and are convertible into common stock at the rate of $1.50 per share. Through December 31, 1996, $352,500 in principal was converted into 235,000 shares of common stock. Another $150,000 in principal was repaid in January 1997, $60,000 was extended through June 1997 at an interest rate of 17.5% and $60,000 was presented for payment in March 1997 and became in default upon not being repaid by the Company on March 27, 1997.

         Costs associated with this financing, consisting of professional fees, aggregated approximately $252,000. Such costs were amortized to expense over the original term, with a pro rata amount of unamortized costs charged to paid in capital upon conversions to stock.

12.      NOTE PAYABLE

         In November 1996, the Company borrowed $300,000 under an 18 month note payable bearing interest at 8% per annum. The note is secured by the personal guarantees of certain of the Companies principal shareholders, and will be secured by all the assets of the Company upon the satisfaction of the Company's bank debt and release of the associated security interest. In connection with this borrowing, the Company issued 180,000 shares of common stock to the lender. In accordance with Accounting Principles Board Opinion No. 14, the proceeds were allocated between the debt and equity securities based on their relative fair value, resulting in a note discount of $96,000, which is being amortized to expense over the term of the note. The unamortized balance of the discount is $85,333 at December 31, 1996.

13.      RETIREMENT PLAN

         In August 1996, the Company adopted a Supplemental Executive Retirement Plan to provide unfunded, deferred compensation benefits to a select group of management employees, with eligibility determined at the discretion of the Compensation Committee of the Board of Directors. Benefits are payable upon each participant attaining retirement age (whether or not he actually retires), and are based on a formula which provides for a maximum annual retirement benefit not to exceed 75% of the participant's final average earnings prior to reaching retirement age, less any amounts earned from the Company as a result of the participant's continued employment.

         The Company's policy is to record the present value of the projected post-retirement benefit over the remaining service period.

14.      SEGMENT INFORMATION

         Summary information for the Company's two industry segments is as follows:



                                                             Bookstore             Cookstore               Total
                                                         -----------------      ---------------      ------------------
For the year ended December 31, 1996:

         Net Sales                                    $         9,806,454   $        3,497,940    $         13,304,394
         Cost of Goods Sold, including store
         occupancy and delivery costs                           7,580,345            2,286,565               9,866,910
                                                         -----------------      ---------------      ------------------
         Gross Profit                                           2,226,109            1,211,375               3,437,484
         Store Operating Expenses                               1,859,876              613,367               2,473,243
                                                         -----------------      ---------------      ------------------
         Store Level Income                                       366,233              598,008                 964,241
         Depreciation and Amortization                            125,477               68,334                 193,811
         Administrative                                         1,093,708              390,123               1,483,831
                                                         -----------------      ---------------      ------------------
         Operating income (loss)                      $          (852,952)   $         139,551                (713,401)
                                                         =================      ===============
         Other expenses                                                                                        274,409
                                                                                                     ------------------
         Income (loss) before taxes                                                                $          (987,810)
                                                                                                     ==================
         Identifiable assets                          $         2,803,849   $        1,859,984     $         4,663,833
                                                         =================      ===============
         Corporate assets                                                                                      227,051
                                                                                                     ------------------
         Total assets                                                                              $         4,890,884
                                                                                                     ==================
         Other information:
         Capital acquisitions                         $             2,410   $          178,419
                                                         =================      ===============



For the year ended December 31, 1995:                        Bookstore             Cookstore                Total
                                                        ----------------      ----------------      ------------------

       Net Sales                                   $          10,679,732  $          3,042,412 $            13,722,144
       Cost of Goods Sold, including store
       occupancy and delivery costs                            8,074,607             2,103,086              10,177,693
                                                        ----------------      ----------------      ------------------
       Gross Profit                                            2,605,125               939,326               3,544,451
       Store Operating Expenses                                1,803,698               590,538               2,394,236
                                                        ----------------      ----------------      ------------------
       Store Level Income                                        801,427               348,788               1,150,215
       Depreciation and Amortization                             156,128                90,863                 246,991
       Administrative                                            939,292               267,582               1,206,874
                                                        ----------------      ----------------      ------------------
       Operating income (loss)                     $            (293,993) $             (9,657)               (303,650)
                                                        ================      ================
       Other expenses                                                                                          573,767
                                                                                                    ------------------
       Income (loss) before taxes                                                              $              (877,417)
                                                                                                    ==================
       Identifiable assets                         $           2,385,618  $          1,620,389 $             4,006,007
                                                        ================      ================
       Corporate assets                                                                                        459,126
                                                                                                    ------------------
       Total assets                                                                            $             4,465,133
                                                                                                    ==================
       Other information:
              Capital acquisitions                 $              14,518  $             12,257
                                                        ================      ================
