Form 10QSB
period 1997-03-31
GAYLORD COMPANIES INC
filed 1997-05-20
CIK 930114

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

                  For the quarterly period ended March 31, 1997 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission file number 1-13518

                             Gaylord Companies, Inc.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter)

           Delaware                                    31-1421571
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

                  Yes    X                                         No

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date: 3,785,000 as of March 31, 1997.

                             GAYLORD COMPANIES, INC.

                                      INDEX



                                                                          Page
                                                                         Number
PART I - FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheet as of March 31, 1997 (unaudited)          1

         Consolidated Statements of Operations (unaudited) for the
         Three months ended March 31, 1997 and 1996                           2

         Consolidated Statements of Cash Flows (unaudited) for the
         Three months ended March 31, 1997 and 1996                           3

         Notes to the financial statements                                  4-5
 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6-9
PART II - OTHER INFORMATION                                                  10
 Item 1. Legal Proceedings
 Item 2. Changes in Securities
 Item 3. Defaults Upon Senior Securities
 Item 4. Submission of Matters to a Vote of Security Holders
 Item 5. Other Information
 Item 6. Exhibits and Reports on Form 8-K
Signature                                                                    11

Exhibit Index                                                             14-16

GAYLORD COMPANIES, INC.

                                                CONSOLIDATED BALANCE SHEET

                                                      MARCH 31, 1997

                                                       (UNAUDITED)



                                                          ASSETS

CURRENT ASSETS:
     Cash                                                                                                $               -
     Accounts receivable - trade                                                                                    46,448
     Other receivables                                                                                             192,535
     Inventories                                                                                                 2,192,998
     Prepaid expenses and other current assets                                                                     229,826
                                                                                                           ----------------

         TOTAL CURRENT ASSETS                                                                                    2,661,807

PROPERTY AND EQUIPMENT                                                                                             681,065

GOODWILL                                                                                                           118,952

DEFERRED INCOME TAXES                                                                                              398,187

INVESTMENT                                                                                                         125,000

OTHER ASSETS                                                                                                        28,044
                                                                                                           ----------------

                                                                                                         $       4,013,055
                                                                                                           ================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                                    $       1,960,945
     Line of credit                                                                                                395,000
     Note payabe - short term                                                                                      120,000
     Sales tax payable                                                                                              88,710
     Current portion of long-term debt                                                                             164,994
     Current installments of capital lease obligations                                                               6,715
     Other current liabilities                                                                                     182,275
                                                                                                           ----------------

         TOTAL CURRENT LIABILITIES                                                                               2,918,639

     Senior Note                                                                                                   233,167
                                                                                                           ----------------

                                                                                                                 3,151,806
                                                                                                           ----------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Receivable For Stock                                                                                         (168,571)
     Unearned Stock Compensation                                                                                  (212,981)
     Cumulative preferred stock, par value $.01 per share;  1,500,000 shares
         authorized, 60,000 shares issued and outstanding                                                          300,000
     Common stock, par value $.01 per share;  10,000,000 shares
         authorized, 3,785,000 shares issued and outstanding                                                        37,850
     Paid-in-capital in excess of par                                                                            2,487,438
     Retained earnings (deficit)                                                                                (1,582,487)
                                                                                                           ----------------

         TOTAL STOCKHOLDERS' EQUITY                                                                                861,249
                                                                                                           ----------------

                                                                                                         $       4,013,055
                                                                                                           ================

                                     See notes to consolidated financial statements.

                                                            1



GAYLORD COMPANIES, INC.

                                          CONSOLIDATED STATEMENT OF OPERATIONS

                                                      (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                      -----------------------------------
                                                                                           1997               1996
                                                                                      ----------------   ----------------


NET SALES                                                                           $       2,907,690  $       2,884,819

COST OF GOODS SOLD, including store occupancy and
     delivery costs                                                                         2,259,115          2,206,362
                                                                                      ----------------   ----------------

GROSS PROFIT                                                                                  648,575            678,457
                                                                                      ----------------   ----------------

OPERATING EXPENSES:
     Store operating expenses                                                                 662,210            604,292
     Administrative                                                                           406,414            310,200
     Depreciation and amortization                                                             52,786             48,062
                                                                                      ----------------   ----------------
                                                                                            1,121,410            962,554
                                                                                      ----------------   ----------------

OPERATING INCOME (LOSS)                                                                      (472,835)          (284,097)
                                                                                      ----------------   ----------------

OTHER INCOME (EXPENSE):
     Interest expense - net                                                                   (81,255)           (76,817)
     Amortization of discount on notes payable                                                (18,500)                 -
     Other income (expense)                                                                       (15)           (14,355)
                                                                                      ----------------   ----------------
                                                                                              (99,770)           (91,172)
                                                                                      ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)                                            (572,605)          (375,269)

INCOME TAX EXPENSE (BENEFIT)                                                                    1,663           (150,107)
                                                                                      ----------------   ----------------

NET INCOME (LOSS)                                                                   $        (574,268) $        (225,162)
                                                                                      ================   ================

EARNINGS (LOSS) PER COMMON SHARE                                                    $           (0.16) $           (0.08)
                                                                                      ================   ================

WEIGHTED AVERAGE COMMON SHARES USED                                                         3,685,000          2,750,000
                                                                                      ================   ================



















                                    See notes to consolidated financial statements.

                                                           2




GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              (UNAUDITED)


                                                                                                       Three Months Ended
                                                                                                           March 31,
                                                                                               -----------------------------------
                                                                                                    1997               1996
                                                                                               ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                                       $       (574,268)  $        (225,162)
                                                                                               ---------------    ----------------
     Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
         Depreciation and amortization                                                                 52,786              48,062
         Noncash imputed compensation expense                                                          33,686                   -
         Amortization of discounts on notes payable                                                    18,500                   -
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                                                 33,881               9,529
            Decrease (increase) in other receivables                                                  (15,319)            (21,426)
            Decrease (increase) in inventory                                                           17,242             (38,243)
            Decrease (increase) in prepaid expenses and other assets                                  (19,287)                127
            Decrease (increase) in refundable income taxes                                                  -            (150,250)
            Increase (decrease) in accounts payable                                                   (34,709)           (110,588)
            Increase (decrease) in sales tax payable                                                 (101,764)           (100,485)
            Increase (decrease) in other current liabilties                                           (72,675)           (138,430)
                                                                                               ---------------    ----------------
                Total adjustments                                                                     (87,659)           (501,704)
                                                                                               ---------------    ----------------

               NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                      (661,927)           (726,866)
                                                                                               ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                (3,836)             (1,501)
                                                                                               ---------------    ----------------
                NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                       (3,836)             (1,501)
                                                                                               ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                                         -             395,000
     Repayments of debt                                                                              (150,000)            (48,775)
     Principal payments of capital lease obligations                                                   (2,755)             (2,751)
                                                                                               ---------------    ----------------
                NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     (152,755)            343,474
                                                                                               ---------------    ----------------

NET INCREASE (DECREASE) IN CASH                                                                      (818,518)           (384,893)

CASH AT BEGINNING OF PERIOD                                                                           818,518             899,019
                                                                                               ---------------    ----------------

CASH AT END OF PERIOD                                                                        $              -   $         514,126
                                                                                               ===============    ================


SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid during the period for:
         Interest                                                                            $         64,068   $          15,612
                                                                                               ===============    ================

         Income taxes                                                                        $       -          $               -
                                                                                               ===============    ================





                                            See notes to consolidated financial statements.

                                                                   3

                    GAYLORD COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 1997

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


3.       CONSULTING AGREEMENT

                  In February 1997, the Company issued 150,000 shares to an individual in exchange for a two year consulting agreement. The shares were valued at their fair value which results in a consulting charge of $150,000 which is being amortized over the two year term of the consulting agreement.

4.       LOAN AGREEMENT

         In April 1997, the Company entered into a loan and security agreement (the "Agreement") with Greenfield Commercial Credit, L.L.C. (the "Lender"). Pursuant to the agreement, the lender established a revolving credit loan facility for the Company in an amount of up to $1,000,000 (the "Revolving Credit Loan") and advanced $350,000 at closing as a term loan (the "Term Loan"). The Term Loan and Revolving Credit Loan are referred to as the "Loans".

         The Revolving Credit Loan bears interest at the prime rate plus eight percent per annum. The Term Loan bears interest at the prime rate plus five and eighty-five hundredths percent per annum. The Revolving Credit Loan is payable upon demand, but if demand is not made, than not later than July 22, 1997, subject to the Company's right to extend the maturity date until October 20, 1997 upon the payment of an extension fee of $5,000. The Term Loan is payable upon demand, but if demand is not made, then not later than October 20, 1997. The Loans are secured by a lien on substantially all of the Company's assets. The Loans have been guaranteed by the Company's Chairman of the Board and Chief Executive Officer and such guarantee is secured by a third mortgage on his principal residence. The proceeds of the loans were used primarily to repay amounts owed to Bank One Columbus, N.A. and for working capital purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD - LOOKING STATEMENTS

         When used in the Form 10-QSB and future filings by the Company with the Securities and Exchange Commission, the words or phrase "will likely result", "the Company expects", "will continue", "is anticipated", "project" or "outlook" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1997

         Consolidated Operations

         The Company incurred a net loss of $574,268 in the three months ended March 31, 1997 as compared to a net loss of $225,162 for the comparable period in the prior year. Management believes that the increase in the net loss was primarily due to lower comparable store sales, higher store operating expenses and higher administrative expenses in the three months ended March 31, 1997 as compared to the same period in 1996. Additionally, the Company recorded a tax expense of $1,663 in the three months ended March 31, 1997 as compared to a tax benefit of $150,107 for the prior year.

         Net sales in the three months ended March 31, 1997 were $2,907,690, an 0.8% increase over net sales of $2,884,819 for the comparable period in the prior year. Management believes that the increase was due primarily to the fact that while comparable store sales decreased 5.2%, the two newest Cookstores that were opened on December 1, 1996 contributed additional sales for the three months ended March 31, 1997 as compared to the same period in the prior year.

         Cost of goods sold, including store occupancy and delivery costs, was $2,259,115 for the three months ended March 31, 1997 as compared to $2,206,362 for the three months ended March 31, 1996. Management believes that such increase was due primarily to addition of the costs of goods sold, including store occupancy and delivery costs from the two newest Cookstores that were opened on December 1, 1996. Gross profit as a percentage of net sales was 22.3% for the three months ended March 31, 1997 as compared to 23.5% during the same period in 1996. Management believes that the decrease in gross profit as a percentage of net sales in the three months ended March 31, 1997 as compared to the same period in the prior year is due primarily to the fact that while comparable store sales decreased, occupancy costs remained relatively fixed.

         Store operating expenses for the three months ended March 31, 1997 were $662,210 compared to $604,292 for the three months ended March 31, 1996. Management believes that the increase in such expenses was due primarily to the addition of store level expenses from the two newest Cookstores that were opened on December 1, 1996. Store operating expenses were 22.8% of net sales for the three months ended March 31, 1997 as compared to 21.0% in the same period in 1996. Management believes that the increase in such expenses as a percentage of net sales is due primarily to the fact that while store level operating expenses increased in the three months ended March 31, 1997 as compared to the same period in the prior year, comparable store sales decreased.

         Administrative expenses for the three months ended March 31, 1997 were $400,164 compared to $310,200 for the three months ended March 31, 1996. Management believes that the increase in administrative expenses is due primarily to an increase in various professional, consulting and financing fees and expenses in the three months ended March 31, 1997 as compared to the same period in the prior year.

         Depreciation and amortization for the three months ended March 31, 1997 were $52,786 compared to $48,062 for the three months ended March 31, 1996.

         Interest expenses for the three months ended March 31, 1997 were $84,953 compared to $76,817 for the three months ended March 31, 1996.

         Amortization of discount on notes payable for the three months ended March 31, 1997 was $18,500 compared to $0 for the three months ended March 31, 1996.

         Cookstore Operations

         Net sales in the three months ended March 31, 1997 were $747,534, a 29.0% increase over net sales of $579,541 during the same period in the prior year. The increase was due primarily to the opening of the two newest Cookstores on December 1, 1996. Comparable store net sales were down 1.0% in the three months ended March 31, 1997 as compared to the same period in the prior year.

         Cost of goods sold, including store occupancy and delivery costs, was $578,633 for the three months ended March 31, 1997 as compared to $420,425 for the three months ended March 31, 1996. Management believes that such increase was due primarily to the increased level of sales and the inclusion of the occupancy costs for the two newest Cookstores opened on December 1, 1996. Gross profit as a percentage of net sales was 22.6% for the three months ended March 31, 1997 as compared to 27.5% during the same period in 1996. Management believes that the primary reasons for the lower gross profit as a percentage of net sales for the three months ended March 31, 1997, as compared to the same period in 1996, are higher occupancy costs as a percentage of net sales due primarily to a lower than normal level of sales in the two newest Cookstores that were just recently opened and have not yet reached maturity and lower comparable store sales while occupancy costs in the comparable stores remained relatively fixed.

         Bookstore Operations

         Net sales in the three months ended March 31, 1997 were $2,160,156, a 6.3% decrease over net sales of $2,305,278 in the prior year. Management believes that the decrease was due primarily to the fact that Superstores bookstores in Cincinnati and Columbus (Sawmill Road) posted significant sales decreases in the three months ended March 31, 1997 as a result of new competition from stores operated by Barnes and Noble, Inc. and Borders-Walden Group, Inc., in close proximity. All Bookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $1,680,482 for the three months ended March 31, 1997 as compared to $1,785,936 for the three months ended March 31, 1996. Gross profit as a percentage of net sales was 22.2% for the three months ended March 31, 1997 as compared to 22.5% during the same period in 1996. Management believes that the decrease in the gross profit as a percentage of net sales for the three months ended March 31, 1997 as compared to the same period in the prior three months ended is due primarily to the fact that while sales decreased, occupancy costs remained relatively fixed.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had a working capital deficit of $256,832 compared to working capital of $231,457 at year end December 31, 1996. This $488,289 decrease is primarily attributable to the net loss incurred during the quarter. Cash used by operating activities was $661,972, resulting from the net loss of $568,018 adjusted by non-cash charges of $98,722 and decreased by changes in operating assets and liabilities of $192,631.

         In April 1997, the Company entered into a loan and security agreement (the "Agreement") with Greenfield Commercial Credit, L.L.C. (the "Lender"). Pursuant to the agreement, the lender established a revolving credit loan facility for the Company in an amount of up to $1,000,000 (the "Revolving Credit Loan") and advanced $350,000 at closing as a term loan (the "Term Loan"). The Term Loan and Revolving Credit Loan are referred to as the "Loans".

         The Revolving Credit Loan bears interest at the prime rate plus eight percent per annum. The Term Loan bears interest at the prime rate plus five and eighty-five hundredths percent per annum. The Revolving Credit Loan is payable upon demand, but if demand is not made, than not later than July 22, 1997, subject to the Company's right to extend the maturity date until October 20, 1997 upon the payment of an extension fee of $5,000. The Term Loan is payable upon demand, but if demand is not made, then not later than October 20, 1997. The Loans are secured by a lien on substantially all of the Company's assets. The Loans have been guaranteed by the Company's Chairman of the Board and Chief Executive Officer and such guarantee is secured by a third mortgage on his principal residence. The proceeds of the loans were used primarily to repay amounts owed to Bank One Columbus, N.A. and for working capital purposes.

         The failure of the Company to refinance the Loans, of which there can be no assurance, would have a material adverse effect on the Company. The Company is seeking to raise additional equity capital and to obtain a more permanent credit facility. The Company believes that it is necessary for it to obtain such financing for it to be able to increase the number of cookstores and become profitable.

         At March 31, 1997, the Company had approximately $398,000 recorded as deferred tax assets, representing amounts the Company believes are more likely than not to recovered through future operations, of which there can be no assurance. Taxable income would need to aggregate approximately $1,000,000 prior to expiration of the related net operating loss carryforwards in the year 2011, for the Company to realize their full benefit. The Company's evaluation of the recoverability of the deferred tax assets is based on certain assumptions regarding future operations, of which there can be no assurance. Specifically, such evaluation assumes an annualized profitability on the two new cookstores opened in December 1996, the anticipation of opening two additional new cookstores within three years of December 31, 1996 and that such stores will experience similar profitability to the Company's existing Cookstores.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - None

Item 2.           CHANGES IN SECURITIES - None

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None
Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibit Index

                  b)       Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the three months ended March 31, 1997. However, the Company filed a report on Form 8-K with respect to the loans from Greenfield Commercial Credit, L.L.C. on May 8, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GAYLORD COMPANIES, INC.



                                           By: /s/     John Gaylord
                                           Chairman and Chief Executive Officer
Date:      May 19, 1997

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

Number            Description of Exhibit


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