Form 10QSB
period 1997-06-30
GAYLORD COMPANIES INC
filed 1997-08-19
CIK 930114

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

         For the quarterly period ended June 30, 1997 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

                  Yes    X                                             No

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the last practicable date: 3,795,000 as of June 30, 1997.

                             GAYLORD COMPANIES, INC.

                                      INDEX



                                                                                      Page
                                                                                     Number
PART I - FINANCIAL INFORMATION
        Item 1.    Financial Statements
                   Consolidated Balance Sheet as of June 30, 1997 (unaudited)          1

                   Consolidated Statements of Operations (unaudited) for the Six
                   and Three months ended June 30, 1997 and 1996                       2

                   Consolidated Statements of Cash Flows (unaudited) for the
                   Six months ended June 30, 1997 and 1996                             3

                   Notes to the financial statements                                   4-5
        Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           6-12
PART II - OTHER INFORMATION                                                            13
        Item 1.    Legal Proceedings
        Item 2.    Changes in Securities
        Item 3.    Defaults Upon Senior Securities
        Item 4.    Submission of Matters to a Vote of Security Holders
        Item 5.    Other Information
        Item 6.    Exhibits and Reports on Form 8-K
Signature                                                                              14


Exhibit Index                                                                          15-16



GAYLORD COMPANIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 1997


                                     ASSETS

CURRENT ASSETS:
     Cash                                                    $          19,333
     Accounts receivable - trade                                        40,102
     Other receivables                                                 198,230
     Inventories                                                     2,126,110
     Prepaid expenses and other current assets                         683,595
                                                                   -------------
         TOTAL CURRENT ASSETS                                        3,067,370

PROPERTY AND EQUIPMENT                                                 637,645

GOODWILL                                                               117,613

DEFERRED INCOME TAXES                                                  396,135

INVESTMENT                                                             125,000

OTHER ASSETS                                                            27,944
                                                                   -------------

                                                             $       4,371,707
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                        $       2,380,240
     Line of credit                                                  1,213,263
     Note payable - short term                                          30,000
     Sales tax payable                                                 113,208
     Current installments of capital lease obligations                   3,888
     Other current liabilities                                         228,101
                                                                   -------------
         TOTAL CURRENT LIABILITIES                                   3,968,700

     Senior Note                                                       251,667
                                                                    ------------
                                                                     4,220,367
                                                                   ------------

STOCKHOLDERS' EQUITY:
     Receivable For Stock                                             (168,571)
     Unearned Stock Compensation                                       (48,462)
     Cumulative preferred stock, par value $.01 per share;  1,500,000
         shares authorized, 60,000 shares issued and outstanding       300,000
     Common stock, par value $.01 per share;  10,000,000 shares
         authorized, 3,795,000 shares issued and outstanding            37,950
     Paid-in-capital in excess of par                                2,344,838
     Retained earnings (deficit)                                    (2,314,415)
                                                                   -------------
         TOTAL STOCKHOLDERS' EQUITY                                    151,340
                                                                   -------------

                                                              $      4,371,707
                                                                ================
                 See notes to consolidated financial statements.
                                        1

GAYLORD COMPANIES, INC.



                                        CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (UNAUDITED)


                                                                                    TSixeMonthssEndedd
                                                                       June 30,                             June 30,
                                                          --------------------------------------------------------------------------
                                                               1997                1996               1997               1996
                                                          ----------------    ----------------   ----------------   ----------------

NET SALES                                               $       2,665,361   $       2,656,311  $       5,573,051  $       5,541,130

COST OF GOODS SOLD, including store
     occupancy and delivery costs                               2,107,179           2,044,066          4,366,294          4,250,428
                                                          ----------------    ----------------   ----------------   ----------------

GROSS PROFIT                                                      558,182             612,245          1,206,757          1,290,702
                                                          ----------------    ----------------   ----------------   ----------------

OPERATING EXPENSES:
     Store operating expenses                                     647,093             580,949          1,309,303          1,185,241
     Administrative                                               469,228             314,482            875,642            624,682
     Depreciation and amortization                                 52,952              48,062            105,738             96,124
                                                          ----------------    ----------------   ----------------   ----------------
                                                                1,169,273             943,493          2,290,683          1,906,047
                                                          ----------------    ----------------   ----------------   ----------------

OPERATING INCOME (LOSS)                                          (611,091)           (331,248)        (1,083,926)          (615,345)
                                                          ----------------    ----------------   ----------------   ----------------

OTHER INCOME (EXPENSE):
     Interest expense - net                                      (101,634)            (72,489)          (182,889)          (149,306)
     Amortization of discount on notes payable                    (18,500)                  -            (37,000)                 -
     Other income (expense)                                           480               4,481                495             (9,874)
                                                          ----------------    ----------------   ----------------   ----------------
                                                                 (119,654)            (68,008)          (219,394)          (159,180)
                                                          ----------------    ----------------   ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAX
     EXPENSE (BENEFIT)                                           (730,745)           (399,256)        (1,303,320)          (774,525)

INCOME TAX EXPENSE (BENEFIT)                                        1,212            (161,703)             2,875           (311,810)
                                                          ----------------    ----------------   ----------------   ----------------

NET INCOME (LOSS)                                       $        (731,957)  $        (237,553) $      (1,306,195) $        (462,715)
                                                          ================    ================   ================   ================

EARNINGS (LOSS) PER COMMON SHARE                        $           (0.19)  $           (0.09) $           (0.35) $           (0.17)
                                                          ================    ================   ================   ================

WEIGHTED AVERAGE COMMON SHARES USED                             3,785,000           2,750,000          3,735,000          2,750,000
                                                          ================    ================   ================   ================
                                                    See notes to consolidated financial statements.
                                                                        2

GAYLORD COMPANIES, INC. AND SUBSIDIARIES


                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                              (UNAUDITED)


                                                                                                          Six Months Ended
                                                                                                              June 30,
                                                                                                 -----------------------------------
                                                                                                      1997               1996
                                                                                                 ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                         $     (1,306,195)  $        (462,715)
                                                                                                 ---------------    ----------------
     Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
         Depreciation and amortization                                                                  105,738              96,124
         Noncash imputed compensation expense                                                            55,705                   -
         Changes in assets and liabilities:
            Decrease (increase) in accounts receivable                                                   40,227              12,955
            Decrease (increase) in other receivables                                                    (21,013)            (38,061)
            Decrease (increase) in inventory                                                             84,130              15,395
            Decrease (increase) in prepaid expenses and other assets                                   (474,023)           (418,983)
            Decrease (increase) in deferred income taxes                                                  2,061            (301,814)
            Increase (decrease) in accounts payable                                                     134,592            (287,874)
            Increase (decrease) in sales tax payable                                                    (77,266)            (79,354)
            Increase (decrease) in other current liabilties                                             228,101             (88,559)
                                                                                                 ---------------    ----------------
                Total adjustments                                                                        78,252          (1,090,171)
                                                                                                 ---------------    ----------------

                NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     (1,227,943)         (1,552,886)
                                                                                                 ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                                  (6,929)             (7,004)
                                                                                                 ---------------    ----------------
                NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                         (6,929)             (7,004)
                                                                                                 ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                                     885,263           1,017,500
     Repayments of debt                                                                                (434,994)           (349,719)
     Preferred stock dividend                                                                            (9,000)
     Principal payments of capital lease obligations                                                     (5,582)             (4,816)
                                                                                                 ---------------    ----------------
                NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        435,687             662,965
                                                                                                 ---------------    ----------------
INCREASE (DECREASE) IN CASH                                                                            (799,185)           (896,925)

CASH AT BEGINNING OF PERIOD                                                                             818,518             899,019
                                                                                                 ---------------    ----------------

CASH AT END OF PERIOD                                                                          $         19,333   $           2,094
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

                         SIX MONTHS ENDED JUNE 30, 1997

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD - LOOKING STATEMENTS

         When used in the Form 10-QSB and future filings by the Company with the Securities and Exchange Commission, the words or phrase "will likely result", "the Company expects", "will continue", "is anticipated", "project" or "outlook" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertain ties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the results of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1997

         Consolidated Operations

         The Company incurred a net loss of $731,957 in the three months ended June 30, 1997 as compared to a net loss of $237,553 for the comparable period in the prior year. Management believes that the increase in the net loss was primarily due to lower compara ble store sales, higher store level expenses relative to lower sales in the two newest Cookstores that have yet to reach sales maturity, lower gross margins, higher store operating expenses and higher administrative expenses in the three months ended June 30, 1997 as compared to the same period in 1996. Additionally, the Company recorded a tax expense of $1,212 in the three months ended June 30, 1997 as compared to a tax benefit of $161,703 for the prior year.

         Net sales in the three months ended June 30, 1997 were $2,665,361, a 0.3% increase over net sales of $2,656,311 for the comparable period in the prior year. Management believes that the increase was due primarily to the fact that while comparable store sales decreased 5.5%, the two newest Cookstores that were opened on December 1, 1996 contributed additional sales for the three months ended June 30, 1997 as compared to the same period in the prior year.

         Cost of goods sold, including store occupancy and delivery costs, was $2,107,179 for the three months ended June 30, 1997 as compared to $2,044,066 for the three months ended June 30, 1996. Management believes that such increase was due primarily to addition of the costs of goods sold, including store occupancy and delivery costs from the two newest Cookstores that were opened on December 1, 1996. Gross profit as a percent age of net sales was 21.0% for the three months ended June 30, 1997 as compared to 23.1% during the same period in 1996. Management believes that the decrease in gross profit as a percentage of net sales in the three months ended June 30, 1997 as compared to the same period in the prior year is due primarily to the fact that while comparable store sales decreased, occupancy costs remained relatively fixed. The Company experienced higher occupancy costs as a percentage of net sales due primarily to a lower than normal level of sales in the two newest Cookstores that were opened in December 1996 and have not yet reached maturity.

         Store level operating expenses for the three months ended June 30, 1997 were $647,093 compared to $580,949 for the three months ended June 30, 1996. Management believes that the increase in such expenses was due primarily to the addition of store level expenses from the two newest Cookstores that were opened on December 1, 1996. Store operating expenses were 24.3% of net sales for the three months ended June 30, 1997 as compared to 21.9% in the same period in 1996. Management believes that the increase in such expenses as a percentage of net sales are due primarily to the fact that while store level operating expenses increased in the three months ended June 30, 1997 as compared to the same period in the prior year, comparable store sales decreased. The Company experi enced higher store level expenses relative to lower sales in the two newest Cookstores that have yet to reach sales maturity.

         Administrative expenses for the three months ended June 30, 1997 were $469,228 as compared to $314,482 for the three months ended June 30, 1996. Management believes that the increase in administrative expenses is due primarily to an increase in professional, consulting and financing fees in the three months ended June 30, 1997 as compared to the same period in the prior year.

         Depreciation and amortization for the three months ended June 30, 1997 were $52,952 compared to $48,062 for the three months ended June 30, 1996.

         Interest expense for the three months ended June 30, 1997 were $103,086 compared to $85,251 for the three months ended June 30, 1996. Management believes that the increase in interest expense is due primarily to higher interest rates or the revolving credit loan as compared to previous borrowings.

         Amortization of discount on notes payable for the three months ended June 30, 1997 was $18,500 compared to $0 for the three months ended June 30, 1996.

         Cookstore Operations

         Net sales in the three months ended June 30, 1997 were $722,057, a 28.1% increase over net sales of $563,846 during the same period in the prior year. The increase was due primarily to the opening of the two newest Cookstores on December 1, 1996. Comparable store net sales increased 0.7% in the three months ended June 30, 1997 as compared to the same period in the prior year.

         Cost of goods sold, including store occupancy and delivery costs, was $564,895 for the three months ended June 30, 1997 as compared to $418,473 for the three months ended June 30, 1996. Management believes that such increase was due primarily to the increased level of sales and the inclusion of the occupancy costs for the two newest Cookstores opened on December 1, 1996. Gross profit as a percentage of net sales was 21.8% for the three months ended June 30, 1997 as compared to 25.8% during the same period in 1996. Management believes that the primary reasons for the lower gross profit as a percentage of net sales for the three months ended June 30, 1997, as compared to the same period in 1996, is higher occupancy costs as a percentage of net sales due primarily to a lower than normal level of sales in the two newest Cookstores that were just recently opened which have not yet reached maturity.

         Bookstore Operations

         Net sales in the three months ended June 30, 1997 were $1,943,304 a 7.1% decrease over net sales of $2,092,466 in the prior year. Management believes that the decrease was due primarily to the fact that the Company's bookstores in Cincinnati, Boardman and Columbus, Ohio (Sawmill Road) posted significant sales decreases in the three months ended June 30, 1997 as a result of new competition from stores operated by Barnes and Noble, Inc. and Borders-Walden Group, Inc., in close proximity. All Bookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $1,542,284 for the three months ended June 30, 1997 as compared to $1,625,593 for the three months ended June 30, 1996. Gross profit as a percentage of net sales was 20.7% for the three months ended June 30, 1997 as compared to 22.3% during the same period in 1996. Management believes that the decrease in the gross profit as a percentage of net sales for the three months ended June 30, 1997 as compared to the same period in the prior year is due primarily to the fact that while sales decreased, occupancy costs remained relatively fixed.

Six Months Ended June 30, 1996 and 1997

         Consolidated Operations

         The Company incurred a net loss of $1,306,195 in the six months ended June 30, 1997 as compared to a net loss of $462,715 for the comparable period in the prior year. Management believes that the increase in the net loss was primarily due to lower compara ble store sales, higher store level expenses relative to lower sales in the two newest Cookstores that have yet to reach sales maturity, lower gross margins, higher store level operating expenses and higher administrative expenses in the six months ended June 30, 1997 as compared to the same period in 1996. Additionally, the Company recorded a tax expense of $2,875 in the six months ended June 30, 1997 as compared to a tax benefit of $311,810 for the prior year.

         Net sales in the six months ended June 30, 1997 were $5,573,051, a 0.6% increase over net sales of $5,541,130 for the comparable period in the prior year. Management believes that the increase was due primarily to the fact that while comparable store sales decreased 5.4%, the two newest Cookstores that were opened on December 1, 1996 contributed additional sales for the six months ended June 30, 1997 as compared to the same period in the prior year.

                  Cost of goods sold, including store occupancy and delivery costs, was $4,366,294 for the six months ended June 30, 1997 as compared to $4,250,428 for the six months ended June 30, 1996. Management believes that such increase was due primarily to addition of the costs of goods sold, including store occupancy and delivery costs from the two newest Cookstores that were opened on December 1, 1996. Gross profit as a percentage of net sales was 21.7% for the six months ended June 30, 1997 as compared to 23.3% during the same period in 1996. Management believes that the decrease in gross profit as a percentage of net sales in the six months ended June 30, 1997 as compared to the same period in the prior year is due primarily to the fact that while comparable store sales decreased, occupancy costs remained relatively fixed. The Company experienced higher occupancy costs as a percentage of net sales due primarily to a lower than normal level of sales in the two newest Cookstores which have not yet reached maturity.

         Store level operating expenses for the six months ended June 30, 1997 were $1,309,303 compared to $1,185,241 for the six months ended June 30, 1996. Management believes that the increase in such expenses was due primarily to the addition of store level expenses from the two newest Cookstores that were opened on December 1, 1996. Store level operating expenses were 23.5% of net sales for the six months ended June 30, 1997 as compared to 21.4% in the same period in 1996. Management believes that the increase in such expenses as a percentage of net sales is due primarily to the fact that while store level operating expenses increased in the six months ended June 30, 1997 as compared to the same period in the prior year, comparable store sales decreased. The Company experienced higher store level operating expenses relative to lower sales in the two newest Cookstores which have yet to reach sales maturity.

         Administrative expenses for the six months ended June 30, 1997 were $875,642 compared to $624,682 for the six months ended June 30, 1996. Management believes that the increase in administrative expenses is due primarily to an increase in professional, consulting and financing fees in the six months ended June 30, 1997 as compared to the same period in the prior year.

         Depreciation and amortization for the six months ended June 30, 1997 were $105,738 compared to $96,124 for the six months ended June 30, 1996.

         Interest expense for the six months ended June 30, 1997 were $188,039 compared to $162,067 for the six months ended June 30, 1996. Management believes that the increase in interest expense is due primarily to higher interest rates on the revolving credit loan as compared to previous borrowings.

         Amortization of discount on notes payable for the six months ended June 30, 1997 was $37,000 compared to $0 for the six months ended June 30, 1996.

         Cookstore Operations

         Net sales in the six months ended June 30, 1997 were $1,469,592, a 28.5% increase over net sales of $1,143,387 during the same period in the prior year. The increase was due primarily to the opening of the two newest Cookstores on December 1, 1996. Comparable store net sales decreased 0.2% in the six months ended June 30, 1997 as compared to the same period in the prior year.

         Cost of goods sold, including store occupancy and delivery costs, was $1,143,528 for the six months ended June 30, 1997 as compared to $838,899 for the six months ended June 30, 1996. Management believes that such increase was due primarily to the increased level of sales and the inclusion of the occupancy costs for the two newest Cookstores opened on December 1, 1996. Gross profit as a percentage of net sales was 22.2% for the six months ended June 30, 1997 as compared to 26.6% during the same period in 1996. Management believes that the lower gross profit as a percentage of net sales for the six months ended June 30, 1997, as compared to the same period in 1996 is primarily attributable to higher occupancy costs as a percentage of net sales due primarily to a lower than normal level of sales in the two newest Cookstores.

         Bookstore Operations

         Net sales in the six months ended June 30, 1997 were $4,103,459 a 6.7% decrease over net sales of $4,397,744 in the comparable period in the prior year. Management believes that the decrease was due primarily to the fact that bookstores in Cincinnati, Boardman and Columbus, Ohio (Sawmill Road) posted significant sales decreases in the six months ended June 30, 1997 as a result of new competition from stores operated by Barnes and Noble, Inc. and Borders-Walden Group, Inc., in close proximity. All Bookstore net sales are comparable in the period.

         Cost of goods sold, including store occupancy and delivery costs, was $3,222,766 for the six months ended June 30, 1997 as compared to $3,411,529 for the six months ended June 30, 1996. Gross profit as a percentage of net sales was 21.5% for the six months ended June 30, 1997 as compared to 22.4% during the same period in 1996. Management believes that the decrease in the gross profit as a percentage of net sales for the six months ended June 30, 1997 as compared to the same period in the prior six months ended is due primarily to the fact that while sales decreased, occupancy costs remained relatively fixed.


         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997, the Company had a working capital deficit of $901,330 compared to working capital of $231,457 at year end December 31, 1996. The decrease of $1,132,787 is primarily attributable to the net loss incurred during the quarter. Cash used by operating activities was $1,227,943 resulting from the net loss of $1,306,195 adjusted by noncash charges of $161,443 and decreased by changes in operating assets and liabilities of $83,191.

         In April 1997, the Company entered into a loan and security agreement (the "Agreement") with Greenfield Commercial Credit, L.L.C. (the "Lender"). Pursuant to the agreement, the lender established a revolving credit loan facility for the Company in an amount of up to $1,000,000 (the "Revolving Credit Loan") and advanced $350,000 at closing as a term loan (the "Term Loan"). The Term Loan and Revolving Credit Loan are referred to as the "Loans."

         The Revolving Credit Loan bears interest at the prime rate plus eight percent per annum. The Term Loan bears interest at the prime rate plus five and eighty-five hun dredths percent per annum. The Revolving Credit Loan is payable upon demand. On July 22, 1997, the Company exercised its right to extend the maturity date until October 20, 1997 with the payment of an extension fee of $5,000. The Term Loan is payable upon demand, but if demand is not made, then not later than October 20, 1997. The Loans are secured by a lien on substantially all of the Company's assets. The Loans have been guaranteed by the Company's Chairman of the Board and Chief Executive Officer and such guarantee is secured by a third mortgage on his principal residence. The proceeds of the loans were used primarily to repay amounts owed to Bank One Columbus, N.A. and for working capital purposes.

         The failure of the Company to refinance the Loans and obtain additional equity, of which there can be no assurance, would have a material adverse effect on the Company. The Company is seeking to raise additional equity capital and to obtain a permanent credit facility. The Company believes that it is necessary for the Company to obtain such financing for it to be able to increase the number of Cookstores to become profitable and to continue as a going concern.

         At June 30, 1997, the Company had approximately $398,000 recorded as deferred tax assets, representing amounts the Company believes are more likely than not to be recovered through future operations, of which there can be no assurance. Taxable income would need to aggregate approximately $1,000,000 prior to expiration of the related net operating loss carry forwards in the year 2011, for the Company to realize their full benefit. The Company's evaluation of the recoverability of the deferred tax assets is based on certain assumptions regarding future operations, of which there can be no assurance. Specifically, such evaluation assumes an annualized profitability on the two new Cookstores opened in December 1996, the anticipation of opening two additional new Cookstores within three years of December 31, 1996 and that such stores will experience similar profitability to the Company's existing Cookstores. There can be no assurance that the Company's assumptions will be accurate.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS - NONE

Item 2.           CHANGES IN SECURITIES - NONE

Item 3.           DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

Item 5.           OTHER INFORMATION - NONE

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  The  Company  filed a report on Form 8-K May 9,1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           GAYLORD COMPANIES, INC.



                                           By: /s/     John Gaylord
                                           Chairman and Chief Executive Officer
Date:       August 18, 1997

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

Number                           Description of Exhibit



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

Number                           Description of Exhibit


10.28 -- Letter Agreement, dated September 12, 1994, from Little Professor Book Centers, Inc. to Gaylord Family Limited.+
10.29 -- Mutual Release Agreement, dated September 12, 1994, among Little Professor Book Centers, Inc. and the Company Gaylord's, Inc., Gaylord Family Investments, Inc., Gaylord Book Company, Sawworth Book Company, Gaylord Enterprises, Inc., Gaylord Family Limited, George Gaylord and John Gaylord.+
10.30 -- Form of Engagement Agreement: Financial Consultant Services between the Underwriter and the Company.+
10.31 -- Consulting Agreement dated as of April 23, 1996 by and between Solay, Inc. and the Company.**
10.32  -- Consulting Agreement between the Company and Lido Equities Corp.**
10.33 -- Amendments to Agreements between the Company and Bank One Columbus, N.A.**
10.34 -- Amendment No. 1 to Employment Agreement between the Company and John Critser.**
10.35 -- Amendment No. 1 to Employment Agreement between the Company and John Gaylord.**
10.36 -- Amendment No. 1 to Employment Agreement between the Company and George Gaylord.**
10.37  -- Agreements between the company and Greenfield Commercial Credit,
          LL. C. ***
16.1 -- Letter from KPMG Peat Marwick, LLP on change in certifying accountant.+
21.1   -- List of Subsidiaries.+
27.1   -- Financial Data Schedule.


+ Previously filed with the Registration Statement on Form SB-2, Registration No. 33-90832.
** Previously filed with the Registration Statement on Form SB-2, Registration No. 33-07324.
*** Previously filed with current report on Form 8-K dated May 9,1997